Form 10-Q
period 2011-12-31
OLIE INC
filed 2012-03-28
CIK 1533311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  333-178208

OLIE INC.
(Exact name of Registrant as specified in its charter)
Delaware	33-1220056
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
382 NE 191 st St. # 84220 Miami, FL 33179-3899
(Address of principal executive offices) (zip code)

Telephone: (888) 665 8884 Facsimile: (888) 665 8884
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of March 28, 2012, there were 2,400,000  shares of the Registrant's common stock issued and outstanding.

Olie, Inc.
Form 10-Q
December 31, 2011

TABLE OF CONTENTS

Part I—Financial Information

Olie, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

CONTENTS

Page(s)

Balance Sheets –December 31, 2011 (unaudited) and September 30, 2011	4

Statements of Operations – Three months ended December 31, 2011, December 10, 2010 (Inception) to December 31, 2010 and December 10, 2010 (Inception) to December 31, 2011 (unaudited)	5

Statement of Stockholders’ Equity – Three months ended December 31, 2011 and December 10, 2010 (Inception) to December 31, 2011 (unaudited)	6

Statements of Cash Flows –Three months ended December 31, 2011, December 10, 2010 (Inception) to December 31, 2010 and December 10, 2010 (Inception) to December 31, 2011 (unaudited)	7

Notes to Financial Statements (unaudited)	8 - 11

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements – (Unaudited)

Olie, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2011	September 30, 2011
	(Unaudited)
Assets

Current Assets
Cash	$33,213	$38,068
Total Current Assets	33,213	38,068

Total Assets	$33,213	$38,068

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$6,114	$-
Loan payable - related party	465	465
Total Current Liabilities	6,579	465

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized;
2,400,000 shares issued and outstanding	$240	$240
Additional paid-in capital	39,960	39,960
Deficit accumulated during the development stage	(13,566)	(1,917)
Subscriptions receivable	-	(680)
Total Stockholders' Equity	26,634	37,603

Total Liabilities and Stockholders' Equity	$33,213	$38,068

Olie, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended December 31, 2011	December 10, 2010 (Inception) to December 31, 2010	December 10, 2010 (Inception) to December 31, 2011

General and administrative expenses	$11,649	$-	$13,566

Net loss	$(11,649)	$-	$(13,566)

Net loss per common share - basic and diluted	$(0.00)	$-	$(0.01)

Weighted average number of common shares outstanding
during the period - basic and diluted	2,400,000	1,523,810	2,136,788

Olie, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Three months ended December 31, 2011 (unaudited) and From December 10, 2010 (Inception) to December 31, 2011

			Additional	Deficit		Total
	Common Stock		Paid In	Accumulated during	Subscription	Stockholder's
	Shares	Amount	Capital	Development Stage	Receivable	Equity

Stock issued to related parties ($0.0001/share)	2,000,000	$200	$-	$-	$(200)	$-

Stock issued for cash and subscriptions ($0.10/share)	400,000	40	39,960	-	(480)	39,520

Net loss - from December 10, 2010 (inception) to September 30, 2011	-	-	-	(1,917)	-	(1,917)

Balance - September 30, 2011	2,400,000	240	39,960	(1,917)	(680)	37,603

Receipt of prior period subscription	-	-	-	-	680	680

Net loss - three months ended December 31, 2011	-	-	-	(11,649)	-	(11,649)

Balance - December 31, 2011 (unaudited)	2,400,000	$240	39,960	$(13,566)	$-	$26,634

Olie, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31, 2011	December 10, 2010 (Inception) to December 31, 2010	December 10, 2010 (Inception) to December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,649)	$-	$(13,566)
Changes in operating assets and liabilities:
Increase in accounts payable	6,114	-	6,114
Net Cash Used In Operating Activities	(5,535)	-	(7,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	-	-	465
Proceeds from issuance of common stock	680	-	40,200
Net Cash Provided By Financing Activities	680	-	40,665

Net Increase (Decrease) in Cash	(4,855)	-	33,213

Cash - Beginning of Period	38,068	-	-

Cash - End of Period	$33,213	$-	$33,213

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity:
Stock issued for subscriptions receivable - related parties	$-	$200	$-
Stock issued for subscriptions receivable - other	$-	$-	$-

Olie, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

Note 1 Nature of Operations

Nature of Operations

Olie, Inc. (the “Company”), was incorporated in the State of Delaware on December 10, 2010.

The Company intends to operate a music production company.

The Company’s fiscal year end is September 30.

Note 2 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of September 30, 2011 is derived from the audited financial statements presented in the Company’s Annual Report on Form S-1 for the period ended September 30, 2011.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form S-1, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the period from December 10, 2010 (Inception) to September 30, 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended December 31, 2011 are not necessarily indicative of results for the full fiscal year.

Note 3 Summary of Significant Accounting Policies

Development Stage

The Company's unaudited interim financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.  The Company has not clearly identified how it will operate its business, only that it will explore commercial feasibility.

Olie, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

Risks and Uncertainties

The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure. Also, see Note 4 regarding going concern matters.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at December 31, 2011 and September 30, 2011.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At December 31, 2011 and September 30, 2011, there were no balances that exceeded the federally insured limit.

Net Loss per Share Calculation

Basic earnings (loss) per share are computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has no common stock equivalents.

Since the Company reflected a net loss, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Olie, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including cash, accounts payable, and loan payable – related party, approximates fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Note 4 Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $11,649 and net cash used in operations of $5,535 for the three months ended December 31, 2011. The Company is in the development stage and has not generated any revenues since inception.

The ability of the Company to continue as a going concern is dependent on Management's plans, which currently includes commencement of operations and partial reliance upon related party debt or equity.

The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 5 Fair Value of Financial Assets and Liabilities

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

Olie, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Inputs reflect: quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

At December 31, 2011 and September 30, 2011, the Company has no instruments that require disclosure.

Note 6 Stockholders’Equity

From December 10, 2010 (Inception) to September 30, 2011, the Company issued the following shares:

Type	Quantity	Valuation	Value per share
Cash – related parties	2,000,000	$200	$0.0001
Cash - other	400,000	40,000	$0.10
Total	2,400,000	$40,200	$0.0001 - $0.10

Of the total proceeds, the Company had subscriptions receivable of $680 at September 30, 2011.  All subscriptions were received in October 2011.

Note 7 Loan Payable – Related Party

In February 2011, the Company’s Secretary loaned $465. The loan is non-interest bearing, unsecured, and due on demand.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements.Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, as effective from February 13, 2012.

Overview

We are a development stage company with limited operations and no revenues from our business operations. We do not anticipate that we will generate significant revenues until we are able to market and sell primarily our proposed remote post-production music production services and generate customers. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

“Post Production” music services include, but are not limited to, sound engineering, mixing, and all aspects of creating a piece of music save for the actual original recording.  For example, if singer records as song with a guitar, a post production engineer can add other instruments, sound effects and harmonies during post production.  Modern digital technology permits post production to be done anywhere in the world,

In our management’s opinion, even though the music industry is concentrated and dominated by large recording companies they believe that there is a market for reasonably priced Post Production” music services, especially among independent musicians who have a limited amount of funds to produce their music.

We have raised approximately $40,000 from our shareholders.  We believe that we will need to raise an additional approximate $60,000 in order to allow us to begin our market development and sales activities and to remain in business for twelve months including the costs related with being a public company.  There is no reasonable expectation as to when revenues may be generated.  If we raise the necessary funds, but are unable to generate revenues for any reason, or if we are unable to make a reasonable profit we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash to finance our operations. We may seek to obtain additional funds through a second public offering, a private placement of securities, or loans. Other than as described in our registration statement on Form S-1, we have no financing plans at this time.

Recent Activity

On March 26, 2012, we entered into a letter of intent with the members of a rock band in which we agreed to provide them with tour and post production services.  Pursuant to the terms of the letter of intent, they will pay us during the second quarter of 2012 an upfront fee of $10,000 which will be credited towards the final fees to be paid for our services.  The band has agreed, that following the organizational stage of our services they will enter into a formal agreement that will be based on a minimum guarantee of $140,000 for our services.

Plan of Operation

We have not shown any revenues or profits since our inception date.   Over the next twelve months we intend to commence an advertising and promotional strategy stated below in order to attain our initial customers and generate revenue.  We will develop a website with our base price list which we believe will attract traffic based on the low pricing matrix.   Customers can contact us by filling out a simple contact sheet on-line or will be encouraged to call us to set up a free consultation.  In the modern world of digital technology we expect to do these consultations over the phone, via video conference or in person.   During our first year of operations we expect that our Secretary and Director, Mr. Itai Freed will travel to New York every two months or as necessary.  Mr. Freed is an experienced musician and sound engineer.  In, addition, we will hire music producers on an ad-hoc basis as necessary. Mr. Freed has experience in producing original music and in all aspects of Post Production music services.

We intend to use large files that can be transferred via “Dropbox,” a free service, which allows us to send files in gigabyte (s) sizes.  In fact, we never actually have to meet our client in person in order to conduct business.  On the other hand, the equipment in our studio is completely portable and can be taken onsite.

We believe that a good deal of our business will be post production engineering.  Post production will not require face to face meeting with the customers, but rather that the client, will provide us via “Dropbox” (or other such service) with their initial digitized recording(s) and we will handle the post production work remotely. We will do post production remotely and send back to the clients the work for their approval.  We anticipate a collaborative process similar to that done in a studio – but taking advantage of current technology – and the ease of which our anticipated client base uses that technology.

Results of Operations

During the period from December 10, 2010 (date of inception) through December 31, 2011, we incurred a net loss of $11,649. This loss consisted of general and administrative expenses, primarily comprising professional fees.

Purchase or Sale of Equipment

We do not expect to purchase or sell any property or significant equipment.  We believe that the majority of our work will be post production and may be handled remotely by Mr. Itai Freed.  In the event original recording work is required, we will either use the equipment in the studio we will be sharing or our Director will bring his studio equipment free of charge to the company.

Revenues

We had no revenues for the period from December 10, 2010 (date of inception) through December 31, 2011.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2011, reflects assets of $33,213 and working capital of $33,213. Cash from inception to date have been insufficient to provide the working capital necessary to operate. As of December 31, 2011, loans from related parties amounted to $465 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand. Since inception, we have sold 2,400,000 shares of common stock to our Directors and investors.
We anticipate generating losses and, therefore, may be unable to continue operations in the future. Except for private placement financing from July 2011 through September 2011 and an investment by our Directors in 2010, we have not attempted to raise any additional capital. We estimate that we need approximately $100,000 to fund our activities over the next 12 months.  We will need to raise approximately an additional $60,000 to fund our activities.  Currently, with cash assets of approximately $40,000, based on our projected operations over the next year, we could run for about four months if not further funds are raised.  (Note that this is not simply a matter of dividing our projected requirements of $100,000 for 12 months, but rather a projection of how that money will spent in the initial two quarters).

To date, except for our selling stockholders we have not attempted to raise additional capital from any third party sources.  Since we require additional capital, we may have to issue debt or equity or enter into a strategic arrangement with a third party. We have not entered into any agreements with our Directors for interim financing, but we may nevertheless request that our current Directors provide us with such interim financing. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We do not currently use derivative financial instruments to manage risks related to changes in prices of commodities or interest rates.

Our management will monitor whether financial derivatives become available which could effectively hedge identified risks and management may in the future elect to use derivative financial instruments consistent with our overall business objectives to avoid unnecessary risk and to limit, to the extent practical, risks associated with our operating activities.

Recent Accounting Pronoucements

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 3 of our unaudited interim financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Use of Estimates, Going Concern Consideration – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Among the estimates we have made in the preparation of the financial statements is an estimate of our projected revenues, expenses and cash flows in making the disclosures about our liquidity in this report. As an early stage company, many variables may affect our estimates of cash flows that could materially alter our view of our liquidity and capital requirements as our business develops. Our financial statements have been prepared assuming we are a “going concern”. No adjustment has been made in the financial statements which could result should we be unable to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2011, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 1A.  Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item3. Defaults Upon Senior Securities.

None.

Item4. Mine Safety Disclosures.

Not applicable.

Item5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1).
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Avraham Morgenstern.
32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Avraham Morgenstern.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 2012

OLIE INC.

/s/
Avraham Morgenstern
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)
March 28, 2012