Form 10-Q/A
period 2011-12-31
OLIE INC
filed 2012-04-19
CIK 1533311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
Amendment 1.

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  333-178208

OLIE INC.
(Exact name of Registrant as specified in its charter)
Delaware	33-1220056
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
382 NE 191 st St. # 84220 Miami, FL 33179-3899
(Address of principal executive offices) (zip code)

Telephone: (888) 665 8884 Facsimile: (888) 665 8884
(Registrant�s telephone number, including area code)

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

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (�232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of �large accelerated filer,� �accelerated filer,� and �smaller reporting company� in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No o

State the number of shares outstanding of each of the issuer�s classes of common stock, as of the latest practicable date:

As of March 28, 2012, there were 2,400,000  shares of the Registrant's common stock issued and outstanding.

Olie, Inc.
Form 10-Q
December 31, 2011

TABLE OF CONTENTS

Part I�Financial Information

Olie, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

CONTENTS

Page(s)

Balance Sheets �December 31, 2011 (unaudited) and September 30, 2011	4

Statements of Operations � Three months ended December 31, 2011, December 10, 2010 (Inception) to December 31, 2010 and December 10, 2010 (Inception) to December 31, 2011 (unaudited)	5

Statement of Stockholders� Equity � Three months ended December 31, 2011 and December 10, 2010 (Inception) to December 31, 2011 (unaudited)	6

Statements of Cash Flows �Three months ended December 31, 2011, December 10, 2010 (Inception) to December 31, 2010 and December 10, 2010 (Inception) to December 31, 2011 (unaudited)	7

Notes to Financial Statements (unaudited)	8 - 11

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements � (Unaudited)

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

Olie, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

Note 1 Nature of Operations

Nature of Operations

Olie, Inc. (the �Company�), was incorporated in the State of Delaware on December 10, 2010.

The Company intends to operate a music production company.

The Company�s fiscal year end is September 30.

Note 2 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of September 30, 2011 is derived from the audited financial statements presented in the Company�s Annual Report on Form S-1 for the period ended September 30, 2011.  The unaudited interim financial statements should be read in conjunction with the Company�s Annual Report on Form S-1, which contains the audited financial statements and notes thereto, together with the Plan of Operations for the period from December 10, 2010 (Inception) to September 30, 2011.

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

Olie, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

Fair Value of Financial Instruments

The carrying amounts of the Company�s short-term financial instruments, including cash, accounts payable, and loan payable � related party, approximates fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company�s financial position or results of operations.

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

Olie, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

�	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

�
Level 2: Inputs reflect: quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

�
Level 3: Unobservable inputs reflecting the Company�s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

At December 31, 2011 and September 30, 2011, the Company has no instruments that require disclosure.

Note 6 Stockholders�Equity

From December 10, 2010 (Inception) to September 30, 2011, the Company issued the following shares:

Type	Quantity	Valuation	Value per share
Cash � related parties	2,000,000	$200	$0.0001
Cash - other	400,000	40,000	$0.10
Total	2,400,000	$40,200	$0.0001 - $0.10

Of the total proceeds, the Company had subscriptions receivable of $680 at September 30, 2011.  All subscriptions were received in October 2011.

Note 7 Loan Payable � Related Party

In February 2011, the Company�s Secretary loaned $465. The loan is non-interest bearing, unsecured, and due on demand.

Item 2.  Management�s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute �forward-looking statements� within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as �plans,� �expects,� �believes,� �anticipates,� �estimates,� �projects,� �will,� �should,� and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements.Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading �Risk Factors� in the Company�s Registration Statement on Form S-1, as effective from February 13, 2012.

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

�Post Production� music services include, but are not limited to, sound engineering, mixing, and all aspects of creating a piece of music save for the actual original recording.  For example, if singer records as song with a guitar, a post production engineer can add other instruments, sound effects and harmonies during post production.  Modern digital technology permits post production to be done anywhere in the world,

In our management�s opinion, even though the music industry is concentrated and dominated by large recording companies they believe that there is a market for reasonably priced Post Production� music services, especially among independent musicians who have a limited amount of funds to produce their music.

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

We intend to use large files that can be transferred via �Dropbox,� a free service, which allows us to send files in gigabyte (s) sizes.  In fact, we never actually have to meet our client in person in order to conduct business.  On the other hand, the equipment in our studio is completely portable and can be taken onsite.

We believe that a good deal of our business will be post production engineering.  Post production will not require face to face meeting with the customers, but rather that the client, will provide us via �Dropbox� (or other such service) with their initial digitized recording(s) and we will handle the post production work remotely. We will do post production remotely and send back to the clients the work for their approval.  We anticipate a collaborative process similar to that done in a studio � but taking advantage of current technology � and the ease of which our anticipated client base uses that technology.

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

Recent Accounting Pronoucements

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (�GAAP�). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Use of Estimates, Going Concern Consideration � The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Among the estimates we have made in the preparation of the financial statements is an estimate of our projected revenues, expenses and cash flows in making the disclosures about our liquidity in this report. As an early stage company, many variables may affect our estimates of cash flows that could materially alter our view of our liquidity and capital requirements as our business develops. Our financial statements have been prepared assuming we are a �going concern�. No adjustment has been made in the financial statements which could result should we be unable to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission�s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Dated: April 19, 2012

OLIE INC.

/s/ Avraham Morgenstern
Avraham Morgenstern
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)
April 19, 2012