Form 10-Q
period 2012-03-31
OLIE INC
filed 2012-05-15
CIK 1533311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number:  333-178208
OLIE INC.
(Exact name of Registrant as specified in its charter)
Delaware	33-1220056
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
382 NE 191st St. # 84220 Miami, FL 33179-3899
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

As of May 14, 2012, there were 2,400,000 shares of the Registrant's common stock issued and outstanding.

OLIE INC.

TABLE OF CONTENTS

Part I—Financial Information

Item 1. Financial Statements - Unaudited	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

Part II – Other Information
Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults upon Senior Securities	15

Item 4. Mine Safety Disclosures	13

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	17

Olie, Inc.
(A Development Stage Company)
Financial Statements
March 31, 2012
(Unaudited)

CONTENTS

Page(s)

Balance Sheets –March 31, 2012 (unaudited) and September 30, 2011	4

Statements of Operations – Three months ended March 31, 2012 and 2011, Six months ended March 31, 2012, December 10, 2010 (Inception) to March 31, 2011 and December 10, 2010 (Inception) to March 31, 2012 (unaudited)	5

Statement of Stockholders’ Equity – Six months ended March 31, 2012 and December 10, 2010 (Inception) to March 31, 2012 (unaudited)	6

Statements of Cash Flows –Three months ended March 31, 2012 and 2011, Six months ended March 31, 2012, December 10, 2010 (Inception) to March 31, 2011 and December 10, 2010 (Inception) to March 31, 2012 (unaudited)	7

Notes to Financial Statements (unaudited)	8- 11

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements – (Unaudited)

Olie, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2012	September 30, 2011
Assets	(Unaudited)

Current Assets
Cash	$16,551	$38,068
Total Current Assets	16,551	38,068

Total Assets	$16,551	$38,068

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$2,349	$-
Loan payable - related party	465	465
Total Current Liabilities	2,814	465

Stockholders' Equity
Common stock, $0.0001 par value, 200,000,000 shares authorized;
2,400,000 shares issued and outstanding	240	240
Additional paid-in capital	39,960	39,960
Deficit accumulated during the development stage	(26,463)	(1,917)
Subscriptions receivable	-	(680)
Total Stockholders' Equity	13,737	37,603

Total Liabilities and Stockholders' Equity	$16,551	$38,068

See accompanying notes to financial statements

Olie, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

				From December 10,	From December 10,
	Three months ended		Six months ended	2010 (Inception) to	2010 (Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012

General and administrative expenses	$12,897	$465	$24,546	$465	$26,463

Net loss	$(12,897)	$(465)	$(24,546)	$(465)	$(26,463)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
during the period - basic and diluted	2,400,000	2,000,000	2,400,000	1,909,910	2,187,002

See accompanying notes to financial statements

Olie, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Six months ended March 31, 2012 (unaudited) and From December 10, 2010 (Inception) to March 31, 2012

			Additional Paid In Capital	Deficit Accumulated during Development Stage		Total Stockholder's Equity
	Common Stock, $0.0001 Par Value				Subscription Receivable
	Shares	Amount

Stock issued to related parties ($0.0001/share)	2,000,000	$200	$-	$-	$(200)	$-

Stock issued for cash and subscriptions ($0.10/share)	400,000	40	39,960	-	(480)	39,520

Net loss - from December 10, 2010 (inception) to September 30, 2011	-	-	-	(1,917)	-	(1,917)

Balance - September 30, 2011	2,400,000	240	39,960	(1,917)	(680)	37,603

Receipt of prior period subscription	-	-	-	-	680	680

Net loss - six months ended March 31, 2012	-	-	-	(24,546)	-	(24,546)

Balance - March 31, 2012 (unaudited)	2,400,000	$240	$39,960	$(26,463)	$-	$13,737

See accompanying notes to financial statements

Olie, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		From December 10,	From December 10,
	Six months ended	2010 (Inception) to	2010 (Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,546)	$(465)	$(26,463)
Changes in operating assets and liabilities:
Increase in accounts payable	2,349	-	2,349
Net Cash Used In Operating Activities	(22,197)	(465)	(24,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	-	465	465
Proceeds from issuance of common stock	680	-	40,200
Net Cash Provided By Financing Activities	680	465	40,665

Net Increase (Decrease) in Cash	(21,517)	-	16,551

Cash - Beginning of Period	38,068	-	-

Cash - End of Period	$16,551	$-	$16,551

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity:
Stock issued for subscriptions receivable - related parties	$-	$200	$-
Stock issued for subscriptions receivable - other	$-	$-	$-

See accompanying notes to financial statements

Olie, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended March 31, 2012 are not necessarily indicative of results for the full fiscal year.

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

Olie, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
(Unaudited)
Risks and Uncertainties

The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.Also, see Note 4 regarding going concern matters.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at March 31, 2012 and September 30, 2011.

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

Olie, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
(Unaudited)

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 4 Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $24,546 and net cash used in operations of $22,197 for the six months ended March 31, 2012. The Company is in the development stage and has not generated any revenues since inception.

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

Note 5 Fair Value of Financial Assets and Liabilities

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2: Inputs reflect: quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Olie, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012
(Unaudited)

At March 31, 2012 and September 30, 2011, the Company has no instruments that require disclosure.

The carrying amounts of the Company’s short-term financial instruments, including cash, accounts payable, and loan payable – related party, approximates fair value due to the relatively short period to maturity for these instruments.

Note 6 Stockholders’ Equity

From December 10, 2010 (Inception) to September 30, 2011, the Company issued the following shares:

Type	Quantity	Valuation	Value per share
Cash – related parties	2,000,000	$200	$0.0001
Cash – other	400,000	40,000	$0.10
Total	2,400,000	$40,200	$0.0001 - $0.10

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

Recent Activity

On March 26, 2012, we entered into a letter of intent with the members of a rock band in which we agreed to provide them with tour and post production services at a total cost of $140,000. We intend to enter into a final agreement with them in the next 90 days.

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

Results of Operations

During the period from December 10, 2010 (date of inception) through March 31, 2012, we incurred a net loss of $2,814. This loss consisted of general and administrative expenses, primarily comprising professional fees and expenses related to the filing of the registration statement.

As of March 31, 2012, our total liabilities were $ 26,463 compared to total liabilities of $ 465 as of September 30, 2011. The increase in total liabilities as of March 31, 2012, compared to the year ended September 30, 2011, was due primarily to general administrative expenses and the filing of the registration statement.

For the six months ended March 31, 2012, net cash used in operating activities was $22,197 compared to net cash used in operating activities of $ 0 for the year ended September 30, 2011. In both years, cash used in operating activities was used to fund our losses for the respective periods.

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

Revenues

We had no revenues for the period from December 10, 2010 (date of inception) through March 31, 2012.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2012, reflects assets of $16,551 and working capital of $13,757.  Cash from inception to date have been insufficient to provide the working capital necessary to operate. As of March 31, 2012, loans from related parties amounted to $465 and represented working capital advances from Directors who are also stockholders of the Company.  The loans are unsecured, non-interest bearing, and due on demand.  Since inception, we have sold 2,400,000 shares of common stock to our Directors and investors.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. Except for private placement financing from July 2011 through September 2011 and an investment by our Directors in 2010, we have not attempted to raise any additional capital. We estimate that we need approximately $100,000 to fund our activities over the next 12 months.  We will need to raise approximately an additional $60,000 to fund our activities.  Currently, with cash assets of approximately $16,551, based on our projected operations over the next year, we could run for about two months if not further funds are raised.  We anticipate revenue to commence in June 2012 which may enable us to fund our activities.

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

Critical Accounting Policies

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

As of March 31, 2012, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated:  May 15, 2012

OLIE INC.

/s/ Avraham Morgenstern

President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
May 15, 2012