Form 10-Q
period 2012-06-30
OLIE INC
filed 2012-08-08
CIK 1533311

10-Q 1 olie_10-q.htm

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 8, 2012, there were 2,400,000 shares of the Registrant's common stock issued and outstanding.

OLIE INC.

TABLE OF CONTENTS

Part I—Financial Information

Olie, Inc.
(A Development Stage Company)
Financial Statements
June 30, 2012
(Unaudited)

CONTENTS

Page(s)

Balance Sheets –June 30, 2012 (unaudited) and September 30, 2011	4

Statements of Operations – Three months ended June 30, 2012 and 2011, Nine months ended June 30, 2012, December 10, 2010 (Inception) to June 30, 2011 and December 10, 2010 (Inception) to June 30, 2012 (unaudited)	5

Statement of Stockholders’ Equity – December 10, 2010 (Inception) to June 30, 2012 (unaudited)	6

Statements of Cash Flows – Nine months ended June 30, 2012, December 10, 2010 (Inception) to June 30, 2011 and December 10, 2010 (Inception) to June 30, 2012 (unaudited)	7

Notes to Financial Statements (unaudited)	8 - 11

Olie, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2012	September 30, 2011
Assets	(Unaudited)

Current Assets
Cash	$4,044	$38,068
Total Current Assets	4,044	38,068

Total Assets	$4,044	$38,068

Liabilities and Stockholders' Equity (Deficit)

Current Liabilitie
Accounts payable	$6,659	$-
Loan payable - related party	465	465
Total Current Liabilities	7,124	465

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 200,000,000 shares authorized; 2,400,000 shares issued and outstanding	240	240
Additional paid-in capital	39,960	39,960
Deficit accumulated during the development stage	(43,280)	(1,917)
Subscription receivable	-	(680)
Total Stockholders' Equity (Deficit)	(3,080)	37,603

Total Liabilities and Stockholders' Equity (Deficit)	$4,044	$38,068

See accompanying notes to financial statements

Olie, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
				From December 10,	From December 10,
	Three months ended		Nine months ended	2010 (Inception) to	2010 (Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

General and administrative expenses	$16,817	$-	$41,363	$465	$43,280

Net loss	$(16,817)	$-	$(41,363)	$(465)	$(43,280)

Net loss per common share - basic and diluted	$(0.01)	$-	$(0.02)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	2,400,000	2,000,000	2,400,000	1,950,495	2,221,127

See accompanying notes to financial statements

Olie, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
December 10, 2010 (Inception) to June 30, 2012
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional Paid In Capital	Deficit Accumulated during Development Stage	Subscription Receivable	Total Stockholder's Equity (Deficit)
	Shares	Amount

Stock issued to related parties ($0.0001/share)	2,000,000	$200	$-	$-	$(200)	$-

Stock issued for cash and subscriptions ($0.10/share)	400,000	40	39,960	-	(480)	39,520

Net loss - December 10, 2010 (inception) to September 30, 2011	-	-	-	(1,917)	-	(1,917)

Balance - September 30, 2011	2,400,000	240	39,960	(1,917)	(680)	37,603

Receipt of prior period subscription	-	-	-	-	680	680

Net loss - nine months ended June 30, 2012	-	-	-	(41,363)	-	(41,363)

Balance - June 30, 2012 (unaudited)	2,400,000	$240	$39,960	$(43,280)	$-	$(3,080)

See accompanying notes to financial statements

Olie, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		From December 10,	From December 10,
	Nine months ended	2010 (Inception) to	2010 (Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,363)	$(465)	$(43,280)
Changes in operating assets and liabilities:
Increase in accounts payable	6,659	-	6,659
Net Cash Used In Operating Activities	(34,704)	(465)	(36,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	-	465	465
Proceeds from issuance of common stock	680	-	40,200
Net Cash Provided By Financing Activities	680	465	40,665

Net Increase (Decrease) in Cash	(34,024)	-	4,044

Cash - Beginning of Period	38,068	-	-

Cash - End of Period	$4,044	$-	$4,044

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity:
Stock issued for subscriptions receivable - related parties	$-	$200	$-

See accompanying notes to financial statements

Olie, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended June 30, 2012 are not necessarily indicative of results for the full fiscal year.

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
June 30, 2012
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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at June 30, 2012 and September 30, 2011, respectively.

Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The Company has had no common stock equivalents since inception.

Since the Company reflected a net loss, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Olie, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
(Unaudited)

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 4 Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company has a net loss of $41,363 and net cash used in operations of $34,704 for the nine months ended June 30, 2012. The Company also had a working capital deficit and stockholders’ deficit of $3,080 at June 30, 2012. The Company is in the development stage and has not generated any revenues since inception.

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

Olie, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
(Unaudited)

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

At June 30, 2012 and September 30, 2011, the Company has no instruments that require disclosure.

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

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, as effective from February 13, 2012.

Overview –

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

“Post Production” music services include, but are not limited to, sound engineering, mixing, and all aspects of creating a piece of music save for the actual original recording.  For example, if singer records as song with a guitar, a post production engineer can add other instruments, sound effects and harmonies during post production.  Modern digital technology permits post production to be done anywhere in the world,

In management’s opinion, even though the music industry is concentrated and dominated by large recording companies they believe that there is a market for reasonably priced Post Production” music services, especially among independent musicians who have a limited amount of funds to produce their music.

We have raised approximately $40,000 from our shareholders.  We believe that we still need to raise an additional approximate $60,000 in order to begin our market development and sales activities and to remain in business for twelve months including the costs related with being a public company.  There is no reasonable expectation as to when revenues may be generated.  If we raise the necessary funds, but are unable to generate revenues for any reason, or if we are unable to make a reasonable profit we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash to finance our operations. We may seek to obtain additional funds through a second public offering, a private placement of securities, or loans. Other than as described in our registration statement on Form S-1, we have no financing plans at this time.

Recent Activity

On March 26, 2012, we entered into a letter of intent with the members of a rock band in which we agreed to provide them with tour and post production services at a total cost of $140,000.  However, no final agreement has been negotiated and the parties remain in discussion about potential business cooperation.

Operation

We have not shown any revenues or profits since our inception date.

Over the next twelve months we intend to commence an advertising and promotional strategy stated below in order to attain our initial customers and generate revenue.  The company has started to distribute flyers to musicians and has started marketing through independent music managers in the NYC metro area.   We will develop a website with our base price list which we believe will attract traffic based on the low pricing matrix.  Although we have not developed the web site, we have prepared flyers of the price list and have been using it to market.  Customers can contact us by filling out a simple contact sheet on-line or will be encouraged to call us to set up a free consultation.  In the modern world of digital technology we expect to do these consultations over the phone, via video conference or in person.

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

During our first year of operations we expect that our Secretary and Director, Mr. Itai Freed will travel to New York every two months or as necessary.  Mr. Freed is an experienced musician and sound engineer.  In, addition, we will hire music producers on an ad-hoc basis as necessary. Mr. Freed has experience in producing original music and in all aspects of Post Production music services. Mr. Freed was in New York in June 2012, (at no cost to the Company), met with music managers as well as studios in New York to discuss potential cooperation.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011.

As we were incorporated on December 10, 2010, we have minimal operating history from which to report and have generated no revenues since incorporation. We had a net loss of $16,817 for the three months ended June 30, 2012 compared to $0 for the three month period ended June 30, 2011. The reason for the change was an increase in general and administrative expenses including professional fees related to our becoming a reporting company due primarily to the filing.

RESULTS OF OPERATIONS – NINE MONTHS ENDED JUNE 30, 2012 COMPARED TO DECEMBER 10, 2010 (INCEPTION) THROUGH JUNE 30, 2011.

We had a net loss of $41,363 for the nine month period ended June 30, 2012, mostly attributable to general and administrative expenses including professional fees in connection with our becoming a reporting company as compared to $465 for the period of December 10, 2010 (inception) to June 30, 2011.  We have had a cumulative net loss since inception through the period ended June 30, 2012 of $43,280.

General and Administrative
General and administrative expenses for the three months ended June 30, 2012 increased to $16,817 compared to $0 for the three months ended June 30, 2011.  Total general and administrative expenses for the nine month period ended June 30, 2012 were $41,363 compared to $465 for the period of inception (December 10, 2010) to June 30, 2011.  The increase is attributable to the increased operational expenses including professional fees in connection with our becoming a reporting company.

Liquidity and Capital Resources

As of June 30, 2012 we had current assets of $4,044 and current liabilities of $7,124.  Our balance sheet as of June 30, 2012, reflects a working capital deficit of $3,080. As of September 30, 2011 we had current assets of $ 38,068 and current liabilities of $465 which represented a loan from our director and was used to pay start up expenses. The loan is unsecured, non-interest bearing, and due on demand.  Cash from inception to date has been insufficient to provide the working capital necessary to operate.

Since inception, we have sold 2,400,000 shares of common stock to our Directors and investors.

During the nine months ended June 30, 2012, the Company used cash in the amount of $34,704 for operating activities. This includes a net loss of $41,363 offset by a $6,659 increase in accounts payable. By comparison, during the period December 10, 2010 (inception) through June 30, 2011, the Company used cash in the amount of $465 for operating activities consisting of a net loss of $465.

For the nine month period ended June 30, 2012 the net cash provided by financing activities was $680 which was attributable to the collections of subscriptions receivable. By comparison, during the period December 10, 2010 (inception) through June 30, 2011, the Company received a related party loan in the amount of $465 for total cash provided by financing activities of $465.

We anticipate continuing to generate losses in the near term and, therefore, may be unable to continue operations in the future. Except for private placement financing from July 2011 through September 2011 and an investment by our Directors in 2010, we have not attempted to raise any additional capital. We estimate that we need approximately $100,000 to fund our activities over the next 12 months. We will need to raise approximately an additional $60,000 to fund our activities. Currently, with cash of approximately $4,044 based on our projected operations over the next year, we could run for about one month if no further funds are raised.

To date, except for our selling stockholders we have not attempted to raise additional capital from any third party sources. Since we require additional capital, we may have to issue debt or equity or enter into a strategic arrangement with a third party. We have not entered into any agreements with our Directors for interim financing, but we may nevertheless request that our current Directors provide us with such interim financing. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources

Purchase or Sale of Equipment

We do not expect to purchase or sell any property or significant equipment. We believe that the majority of our work will be post production and may be handled remotely by Mr. Itai Freed. In the event original recording work is required, we will either use the equipment in the studio we will be sharing or our Director will bring his studio equipment free of charge to the company.

Revenues

We had no revenues for the period from December 10, 2010 (date of inception) through June 30, 2012.

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

As of June 30, 2012, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.                 Risk Factors.

Not Applicable.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                      Mine Safety Disclosures.

Not applicable.

Item 5.                     Other Information.

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

Dated:  August 8,  2012

OLIE INC.

/s/ Avraham Morgenstern

President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
August 8, 2012