Form 10-K
period 2012-09-30
OLIE INC
filed 2012-12-03
CIK 1533311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 333-178208

OLIE INC.
(Exact name of Registrant as specified in its charter)
Delaware	33-1220056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
382 NE 191st St. # 84220 Miami, FL 33179-3899	33179-3899
(Address of principal executive offices)	(Zip Code)
+ 888 665 8884
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.0001 par value
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes ☒No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $40,000 based upon the price of our common stock as sold by us pursuant to our registration statement on Form S-1, which was $0.10 per share. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of then outstanding common stock amounting to 1,990,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 30, 2012, there were 2,400,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
•	risks related to our ability to continue to fund research and development costs;
•	risks related to conducting business internationally due to our operations in Israel;
•	risks related to our ability to successfully develop our technology into commercial products,
•	risks related to our ability to successfully prosecute and protect our intellectual property;
•	risks related to tax assessments; and
•	other risks and uncertainties related to our prospects, properties, and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other risks described in this report should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates, and opinions or other circumstances change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this Annual Report, the terms "we," "us," "our," "Olie Inc.," and “Issuer” mean Olie Inc. unless the context clearly requires otherwise.

Part I

Item 1. Business

Overview of the Company

We are a development stage company that was incorporated on December 10, 2010. We have commenced only limited operations, primarily focused on researching potential suppliers of music production equipment for our intended business and the initial market for these services. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

We have not generated any revenue to date and we do not expect to generate revenues prior to 2013. We do not currently have sufficient capital to operate our business, and, we will require additional funding in the future to sustain our operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

Our specific goal is to provide music production services to independent musicians at an affordable price. Assuming we raise the additional funds necessary for us to operate our business, initially we are seeking to market our music production services in the New York metropolitan area. Eventually, we envision selling our services in London, United Kingdom as well.

We intend to market our services primarily on the basis of price that similar services will be offered to musicians at the low end of the market for these services. Our officers work from their homes and our mailing address is 382 NE 191st St. # 84220, Miami FL 33179. Our telephone number is (888) 665 8884. Our President and Director, Mr. Avraham Morgensterm resides primarily in London, England. Our Secretary and Director, Mr. Itai Freed resides primarily in Israel. We do not currently have a website; however we have reserved a domain name (www.olieinc.com).

The Market Opportunity

The following market data regarding the US music production market is based on publicly available information. We have not conducted any independent market studies to verify this data.

History

With the inception of the digital medium in music the industry itself has become quite volatile and very interesting. When the format of MPEG-1 Audio Layer 3 (MP3) was introduced as a means to listen to audio the music industry was literally turned on its heels. IPODs and MP3 players were taking over the world and replaced compact disk players and other forms of audio playback. Along with this change came the user friendly and accommodating method of sharing music between consumers rather than purchasing music in music stores, as was the case before the digital era. “There are now about half as many CD sales in the U.S. as in 2000. A few years ago, record executives in London were shocked when young people refused even free CDs. (http://online.wsj.com/article/SB123172053495272329.html).

Before the digital age, music was free, but in the form of radio, which could be controlled. This was ideal for the music industry because radio was presented in the form of radio programming which was very specific in the type of music that was being played. This was the control. With this format, radio could break regularly to “pay the bills” as DJs would often say. Very lucrative advertising deals could be negotiated to bring the billions of dollars to companies like Clear Channel, ViaCom, etc. ( http://nymag.com/nymetro/news/media/columns/medialife/6099/ )

With these monstrous companies running the show, music became formulaic and formatted specifically to coincide with the profit models of these companies. If songs didn’t fit the model, they didn’t get airplay. If the artist or record labels didn’t agree to terms with these companies then it would be virtually impossible to achieve success. These companies could not only control what music was being listened to but also what acts would play the biggest venues. Clear Channel, for example, is the largest music promotion company in the United States and artist are forced to use them and comply to their musical formats in order to play high dollar venues around the globe. ( http://nymag.com/nymetro/news/media/columns/medialife/6099/ )

During this time in the late 90’s the music industry was a $15 billion dollar industry (image taken from http://www.businessinsider.com/these-charts-explain-the-real-death-of-the-music-industry-2011-2 ). In the last ten years the industry has been more than cut in half due to the revolution of free digital music.

Internet upstarts like Napster, an Internet site designed to share music between users connected to it, became the primary source for consumers who didn’t want to pay for music. The concept of Napster was it believed that music should be free to the people. “The battle for paying digital customers may have been lost before it had truly begun. In 1999, Napster, a free online file-sharing service, made its debut. Not only did Napster help change the way most people got music, it also lowered the price point from $14 for a CD to free.” (http://money.cnn.com/2010/02/02/news/companies/napster_music_industry/) Record companies began to sue companies like Napster but soon realized this “pirating” of music would never stop. So the lawsuits did stop and the industry took its hit. Along came the independent music scene. (http://nymag.com/nymetro/news/media/columns/medialife/6099/)

Artists hit the scene with independent music, not using the large music production companies, rather they captured the interest of other artist who used their music in film (Magnolia and Good Will Hunting) and a new revenue model was born. The artist no longer needed the “help” of large music companies like Clear Channel and were able to become their own profitable entity. ( www.ic.arizona.edu/ic/indv10258/.../Leyshon OntheReproduction .pdf)

Independent music grew over the next decade and in combination with the digital era (sharing MP3s) new genres of music were penetrating the consumer like never before. In fact the independent sector of music became its own genre, referred to as Indie music. This format of music was not recognized by the industry in the start and companies were still utilizing old models to bring new pop music into the industry. The concept of spending loads of money to promote music and seeing a definitive return wasn’t working anymore. “Now just 44% of U.S. Internet users and 64% of Americans who buy digital music think that that music is worth paying for, according to Forrester. The volume of unauthorized downloads continues to represent about 90% of the market, according to online download tracker Big Champagne Media Measurement.”( http://money.cnn.com/2010/02/02/news/companies/napster_music_industry/ )

So music companies and record labels have to change their tune and cut costs in order to produce music for the masses and still see a revenue stream. Every penny can only be earned in the grind and therefore penny pinching is a necessity. High cost music studios are in flux because $1000/hour to use high profile or famous facilities doesn’t fit the model anymore. Independent musicians who self promote obviously can’t afford these costs either. Even low-end studios charging $45-$100/day struggle to pay the bills. “The list of shuttered studios includes landmarks to music history. We intend to be one of the few inexpensive, high sonic quality, music production options in the industry.

Music Production Services

As a music production company we plan to offer the following services, the key to which at first will be Remote Post-Production Services:

Remote post production services – in the digital age, production, track mixing, and mastering can all be done remotely and sent to clients. The only requirement for the studio, is if the client does not have their own voice/music recorded in the actual original recording. Everything else can be done by us at a later stage anywhere – remotely or on-site.

•	Piece overdubbing – Our clients may ask us to add specific parts to songs already constructed and recorded such as adding piano to a song that already has drums, bass and guitar. Or adding sounds such as percussion, Hammond organ or mood based effects to increase the sonic value of a song

•	Song writing – Our Secretary and Director, Mr. Itai Freed has recorded five albums of original self produced songwriting of various styles ranging from country to rock to indie and pop music. The purpose of this aspect of the business is to generate revenue in the licensing arena, increase awareness in our brand, generate interest in our sound and create a calling card as to what we do and who we are. In the music industry, and especially in production, there is no better business card than a catalog of CDs (or music files such as MP3) to demonstrate the realm and expanse of your work.

•	Exclusive Editing - Editing can be a job of its own and we expect to offer it for studios or artist that don’t do it. Tracks would be completely recorded already and then brought to us with notes of what needs to be done. We would then edit the songs in a cleanup format and prepare it for the mixing stage.

Music Production

•	Music production - Working with individual artists or bands to produce their music from the ground up, start to finish. This will included sound and board engineering, editing, producing (presentation), and pre mixing. The production value added varies based on the need of the artist (s) we are working with. In some cases we may only be engineering sound and running the board while monitoring the band performing the instrumentation. In this process the role of the producer is to listen, provide feedback, work with tempo, and make valuable suggestions in order to bring out the best in the project at hand. In other projects, we anticipate being able to add musicianship by Mr. Freed and others, as well adding layers by bringing in our extensive realm of instrumentation. An example of this scenario would be working with a singer/songwriter who brings in a song and is in need of the band members to complete the recording process. If the singer/songwriter plays guitar we would add the necessary components to complete the song, such as, bass, piano, organ, lead guitar, drums, percussion, mandolin, etc. We will take these songs and bring them to the end of the recording and editing process to be handed of to be mixed and mastered. Based on our Secretary and Director, Mr. Freed’s experience of working with mixers and masters we will then offer a discounted rate if they choose to work with someone from our list of mixing and mastering network.

•	On-Site Studio Recording – One aspect that separates us from our competitors is our Secretary and Director’s, Mr. Itai Freed experience and ability to take gear on the road and set up shop anywhere. Over the past four years, Mr. Freed has recorded successfully in four different countries.

•	Live venue recording – Because of our mobility option we will also offer live venue recording for bands that want to create a live album are document a special engagement such as a CD release party.

•	Co-Songwriting – Many times bands or singer/songwriters (we’ll call them writers from here on) come into a studio with incomplete songs and need some help finishing them off. Whether that means adding a change to the song or writing a new part is based on writer’s vision. Co-songwriting results in the production company attaining a percentage of the rights to the song based on a negotiated agreement which, if/when the song starts to generate revenue, there is a percentage of revenue received from the royalties.

•	Commercial work –We may also make music and recordings for commercial use such as television, radio, cinema, voice-over. The range of recordings that can be used are

Voice tracks
Musical Scores – Instrumentals
5

Complete songs with lyrics
Jingles
Sounds effects for radio or art performances

•	Exclusive Editing - Editing can be a job of its own and we expect to offer it for studios or artist that don’t do it. Tracks would be completely recorded already and then brought to us with notes of what needs to be done. We would then edit the songs in a cleanup format and prepare it for the mixing stage.

Studio Facilities

Studio facilities will be used specifically for recording the artists who do not have their own original recordings and possibly all the other services we include in our business plan. Additionally, everything can be done remotely as well. Meaning, the artist can record his voice and send to us digital for re-mastering, for adding new instruments and band members, adding sound effects, voice addition, etc. We are also able to physically travel with our gear (which can include microphones and our computers) to work on-site.

We do not plan to purchase equipment because it is our intention to rent space within an operating studio or share studio space with another entity – similar to a executive office suite in concept. We will either use the equipment already existing at the studio or our Director, Itai Freed will provide his equipment free of charge to the company. The following equipment is necessary to operate a recording studio:

Microphone, Computer with pro-tools, speakers and an amplifier.

We budgeted $10,000 for a studio in New York because we believe we will be able to share/rent space in an existing studio on an as required basis.

If we are unable to share/rent appropriate space, we will rent a simple 400 sq foot commercial space, which, if necessary, we can outfit for less than $10,000 to become a fully working studio. To outfit the studio we would need to sound proof the space – which can be done cheaply with styrofoam, fabrics and other sound absorbing materials. The critical element as regards quality — is that the microphone and cables need to be of a high quality. Our Secretary and Director, Mr. Freed has such equipment which will be made available to us at no cost. If we do our own build out, we will seek to rent our space out to others for a fee.

If we share or rent space in an existing studio, there will be equipment there — such as computer , microphone, pro-tools etc. There may also be musical instruments in the studio. A shared arrangement will mean lower costs for us and based on our research many such fees are based on the amount of time we use the studio which is turn is based on the amount of work we generate, We anticipate paying no more than $650 per month. But we have budgeted for more to account for unforeseen expenses which are inevitable.

Marketing / Advertising

For a description of our marketing plans, please see the discussion in the Management Discussion and Analysis section below.

Pricing of Our Music Production Services

We believe that we will be able to provide our services at very competitive prices compared to industry prices. The idea is to pull in as many clients to our world of recording as possible and slowly gain market awareness before we adjust our prices. Our price list is listed as follows:

Recording sessions - $20/hour or $200/day. We will also offer negotiable options for the ”starving” musician.

Recording Sessions with producer – Recording session prices plus a negotiable rate for production. Negotiable because, typically, if as producers we believe in the project we may take a nominal fee in exchange for royalty rights (see below for “rights” description).

Commercial work

•	Voice over - $35/hour

•	Musical Instrumentals– $500/song. Typically, fees of this nature are negotiated based on the type of instrumental required. If a customer just needs some conga playing we charge much less. On the other hand, full band music with symphonic undertones would cost much more.

•	Jingles – Such as catchy commercial songs. $250 we keep the rights unless otherwise negotiated.

•	Sound effects – $40 per track of recorded sound effect. Art performance pieces negotiable based on pay scale of the artist

Editing As an exclusive option - $100 per song.

Piece overdubbing – We would change a negotiated price per overdub based on the complexity of the song with a minimal charge of $50 per overdubbed track.

On-site Studio Recording - $300/day plus expenses

Live venue recording - $500/day

Why a musician would choose us

Studios around the world charge anywhere from $45 and up an hour depending on the studio and where it is located. Prices vary so greatly that per hour and per day charges, when measured with the quality of the recording are impossible to value and typically the consumer feels they paid too much for the quality of the end result. Often this is not because of the actual studio but the producer’s vision and how it conflicts with the artist’s. Or, perhaps the quality of the material is poor.

Competitive Advantages

Our music production services are intended to have the following benefits:

•	Moderately priced;

•	Flexibility in location of studio.

•	Knowledge of demands of targeted market.

Dependence on One or a Few Major Customers

The production of music for multiple musicians does not mandate any dependence on one or a few major customers.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

We have not entered into any franchise agreements or other contracts that have given, or could give rise to, obligations or concessions. We intend to protect our private label for music production on the basis of applicable trademark and tradename laws. Beyond our common law right to our trade name, we do not hold any other intellectual property.

Research and Development Activities and Costs

We have not incurred any costs to date and have no plans to undertake research and development activities during the next year of operation.

Costs and Effects of Compliance with Environmental Laws and Regulations

We are not in a business that involves the use of materials in a manufacturing process where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, we do not own any real property that could lead to liability as a landowner. Therefore, we do not anticipate that there will be any material costs associated with compliance with environmental laws and regulations.

Employees

We have commenced only limited operations; therefore, we have no employees and do not anticipate having any employees during the first twelve months of operations. Our officers and Directors provide service to us on an as-needed basis, and we will be relying heavily on our Secretary and Director, Mr. Freed. When we commence full operations, we will need to hire full-time management and administrative support staff. For a detailed description, see "Plan of Operation".

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Risks Relating to Our Lack of Operating History

1. We are a development stage company and may never be able to execute our business plan . Failure to secure the needed additional financing will have a serious effect on our ability to execute our business plan.

We were incorporated on December 10, 2010. We currently have no agreements to produce or distribute music rights, nor any customers or revenues. Although we have begun initial planning for the marketing and distribution of music rights through our company, we may not be able to execute our business plan unless and until we are successful in raising additional funds. We anticipate that we will require additional financing of approximately $60,000, in addition to the $40,000 that has been invested by our current shareholders, to continue our operations and to remain operational during the next twelve months. Such financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a serious effect on our company's ability to survive. At this time, there are no anticipated additional sources of funds in place.

2. Investors in the shares offered pursuant to this Form S-1 will have their percentage interests in the Company diluted if management raises its projected $60,000 additional financing through an equity offering.

Management believes that we will require an additional $60,000 to enable us to continue our planned activities for approximately 12 months after the offering and to fully commence our market development and sale activities. As a result, we may make an additional stock offering which would dilute the percentage interests of the investors in the shares offered by this Prospectus.

3. Our President, Director and majority shareholder Avraham Morgenstern, does not have any experience in running a recording studio. We will rely heavily on our Secretary and Director, Mr. Itai Freed, who does not have experience operating a business in New York.

Our President, Director and majority shareholder Avraham Morgenstern, does not have any experience in running a recording studio. Though Mr. Morgenstern has experience in running an entertainment based company in the United Kingdom, he does not have experience running a recording studio in the United States. We will rely heavily on the knowledge and experience of our Secretary and Director Mr. Itai Freed. Mr. Freed, a musician and sound engineer will be traveling every two months to the United States from Israel to supervise the operation of the business. If Mr. Freed is unable to travel we will be forced to rely on contract employees and that could harm our ability to succeed. Further, Mr. Freed does not have experience operating a business in New York,

4. Our business plan may be unsuccessful. Should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuation as a going concern.

The success of our business plan is dependent on our having an inexpensive high sonic quality to our music production, and on our marketing and sale of these music production services as a valid option in the independent music industry. Our ability to develop this market and sell our music production services to independent musicians is unproven, and the lack of operating history makes it difficult to validate our business plan. As a technology based entity, marketing and sales will be driven through the marketing of our services in myspace and on facebook. In addition, the success of our business plan is dependent upon the market acceptance of, and our intended competitive pricing for, our music production services. Should independent musicians and the other target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuation as a going concern.

5. We have no operating history and have incurred losses of over $45,000 since inception, which we expect to continue in the future. We recognize that if we are unable to generate revenues, our business will most likely fail.

Management believes that an additional investment of $60,000 will be sufficient to enable us to commence our market development and sale activities, and to continue our planned activities for approximately 12 months after the offering. We also expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the marketing and sale of our music production services. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

6. There is no public market for the securities and even if a market is created, the market price of our common stock will be subject to volatility.

Prior to this offering, there has been no public market for our securities and there can be no assurance that an active trading market for the securities offered herein will develop after this offering, or, if developed, be sustained. We anticipate that, upon completion of this offering, our common stock will be eligible for quotation on the OTC Bulletin Board. If, for any reason, however, our securities are not eligible for initial or continued quotation on the OTC Bulletin Board or a public trading market does not develop, purchasers of the common stock may have difficulty selling their securities should they desire to do so and purchasers of our common stock may lose their entire investment if they are unable to sell our securities.

Risks Relating to Our Business

7. Our executive officers and Directors have significant voting power and may take different actions from actions sought by our other stockholders.

Our officers and Directors own approximately 83% of the outstanding shares of our common stock. These stockholders will be able to exercise significant influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

8. Since our officers and Directors may work or consult for other companies, their other activities could slow down our operations.

Our officers and Directors are not required to work exclusively for us and do not devote all of their time to our operations. Presently, our officers and Directors allocate only a portion of their time to the operation of our business. Since our officers and Directors are currently employed full-time elsewhere, they are each able to commit to us only up to 5-10 hours a week. Therefore, it is possible that their pursuit of other activities may slow our operations and reduce our financial results because of the slow-down in operations.

9. We may not have effective internal controls which could adversely affect investor confidence in our internal controls over financial reporting.

In connection with Section 404 of the Sarbanes-Oxley Act of 2002, we need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our internal controls over financial reporting.

Further, we will not be required to conduct any evaluation of the effectiveness of our internal controls over our financial reporting – until at least our second year – that is the fiscal year included in the second annual report. And, as a smaller reporting company, we are exempt from any auditor attestation requirements regarding management’s reports on the effectiveness of internal controls over financial reporting.

As a result, by the time we make such review, it is possible that it if there is a problem, by the time it is discovered, the investors may have lost their investment.

10. Our key Officer and Director, Mr. Itai Freed resides primarily in Israel. Any attempt to enforce liabilities upon Mr. Freed under U.S. Securities and Bankruptcy Laws may be difficult.

Since our key Officer and Director, Mr. Itai Freed is located in Israel, any attempt to enforce liabilities upon such individual under the U.S. securities and bankruptcy laws may be difficult.

In accordance with the Israeli Law on Enforcement of Foreign Judgments, 5718-1958, and subject to certain time limitations (the application to enforce the judgment must be made within five years of the date of judgment or such other period as might be agreed between Israel and the United States), an Israeli court may declare a foreign civil judgment enforceable if it finds that:

•	the judgment was rendered by a court which was, according to the laws of the State in which the court is located, competent to render the judgment;
•	the judgment may no longer be appealed;
•	the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and;
•	the judgment is executory in the State in which it was given.

An Israeli court will not declare a foreign judgment enforceable if:

•	the judgment was obtained by fraud;
•	there is a finding of lack of due process;
•	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;
•	the judgment is in conflict with another judgment that was given in the same matter between the same parties and that is still valid; or
•	the time the action was instituted in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

In general, an obligation imposed by the judgment of a United States court is enforceable according to the rules relating to the enforceability of judgments in Israel, and a United States court is considered competent to render judgments according to the laws of private international law in Israel.

Furthermore, Israeli courts may not adjudicate a claim based on a violation of U.S. securities laws if the court determines that Israel is not the most appropriate forum in which to bring such a claim. Even if an Israeli court agrees to hear such a claim, it may determine that Israeli law, not U.S. law, is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact, which can be a time-consuming and costly process.

Since our key Officer and Director does not reside in the United States it may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons, and, as a result, it may be difficult or impossible for you to enforce judgments rendered against us or our sole Director or Officer in United States courts. Thus, investing in us may pose a greater risk because should any situation arise in the future in which you have a cause of action against these persons or us, you may face potential difficulties in bringing lawsuits or, if successful, in collecting judgments against these persons or us.

11. Our President and majority shareholder, Mr. Avraham Morgenstern resides primarily in London, England. Any attempt to enforce liabilities upon Mr. Morgenstern under U.S. Securities and Bankruptcy Laws may be difficult.

Since our President, Director and majority shareholder, Mr. Avraham Morgenstern is resides primarily in London, England, any attempt to enforce liabilities upon such individual under the U.S. securities and bankruptcy laws may be difficult.

Risks Relating to Our Strategy and Industry

12. If we are unable to attract and retain the interest of musicians to use our music production services to produce their albums, we will not be successful.

We will rely significantly on our ability to attract and retain the interest of our musician clients looking to produce and sell their works. We will compete for musician clients with other music producers and sellers, including the major record companies, which produce and distribute music for independent musicians. We will need to continually evaluate and build our musician network to keep pace with their needs and to remain competitive in our business. We may be unable to identify or obtain the participation of a sufficient number of qualified musicians, which may decrease the potential for the growth of our business. We cannot assure that we will be successful in signing up musicians. The cost of attracting musicians to utilize our production services may be higher than we anticipate, and, as a result, our profitability could be minimal.

13. We are a small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share.

Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of musician clients than we have. As a result, these competitors have greater name credibility with our potential musician clients and customers. Our competitors also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products and services than we can to ours. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We may not have sufficient resources to make these investments or to develop the technological advances necessary to be competitive, which in turn will cause our business to suffer and restrict our profitability potential.

14. We face exposure to copyright claims.

Even though we are not the creator of the musical works we will be producing, we may face exposure if any of the musicians whose works we produce and sell are deemed to have unlawfully copied the works of another musician or record label. As a result, we may be enjoined from selling certain products and we may have to redirect resources to defend ourselves from any such claim, which could have a material adverse effect on our business, financial condition, and operating results.

15. Failure to meet customers’ expectations or deliver expected music performance could result in losses and negative publicity, which would harm our business.

If the digitally produced music which we plan to produce fails to perform in the manner expected by our customers or digitalized music becomes obsolete, then our revenues may be delayed or lost due to adverse customer reaction. In addition, negative publicity about us and our music production company could adversely affect our ability to attract musicians or retain customers. Furthermore, disappointed musicians and customers may initiate claims for damages against us, regardless of our responsibility for their disappointment.

16. If we do not retain key personnel to support our services and ongoing operations such failure could adversely affect our business.

The marketing and sale of our music production services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and the hiring of key employees and contractors who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of any of our officers or the lack of availability of other skilled personnel would negatively impact our ability to market and sell the music production services, which could adversely affect our financial results and impair our growth.

17. The music business is subject to subject to rapid technological change which could negatively impact our business

Our business is in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in the music business , we must continue to design, develop, and sell new and enhanced products and services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced products and services must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, and selling such products and services will depend on a variety of factors, including:

•	Identifying and responding to customer demands for new products and services;

•	Keeping abreast of technological changes;

•	Timely developing and implementing new product offerings and features;

•	Maintaining performance quality;

•	Providing cost-effective service and support; and

•	Promoting our products and expanding our market share.

If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products and services in a timely manner, if such new or enhanced products and services do not achieve sufficient market acceptance, or if such new or enhanced product or service introductions decrease demand for our existing products and services, our operating results would decline and our business would not grow.

18. Since we have yet to generate revenues from our intended business, our lack of business diversification could result in the loss of your investment if revenues from our primary products decrease.

Currently, our business is focused on the marketing and sale of music production services and the distribution of digital music for independent artists. We do not have any other lines of business or other sources of revenue if we are unable to successfully implement our business plan. Our lack of business diversification could cause you to lose all or some of your investment if we are unable to generate revenues by the sale of the music production services or the distribution of digitalized music and we do not have any other lines of business or alternative revenue sources.

19. An unsuccessful material strategic transaction or relationship could result in operating difficulties and other harmful consequences to our business.

We expect to evaluate a wide array of potential strategic transactions and relationships with third parties. From time to time, we may engage in discussions regarding potential acquisitions or joint ventures. Any of these transactions could be material to our financial condition and results of operations, and the failure of any of these material relationships and transactions may have a negative financial impact on our business.

Item 2. Properties

Our Principal Executive Offices

We do not own any real property. We currently maintain our mailing address at 382 NE 191st St. # 84220, Miami, FL 33179-3899. Our officers currently work from their homes in England and Israel and we are not charged. The mailing address is a private address and is provided at no cost to the Company. This is not shared with any other corporations and does not have sufficient space for any employees. This address will be sufficient until we commence full operations. We do not have any present plans for obtaining new office space, other than the studio when we commence full operations.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our Directors, officers, affiliates, owner of record or beneficially of more than 5 percent of our voting securities or security holders is an adverse party or has a material interest adverse to our interest.

Item 4. mine safety disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Market for our common stock

There is currently no market for our shares. We cannot give you any assurance that the shares will ever have a market or that if a market for our shares ever develops, that you will be able to sell your shares. In addition, even if a public market for our shares develops, there is no assurance that a secondary public market will be sustained.

The shares are quoted on the OTC Bulletin Board under the symbol OTC BB “OLIE”, but no active trading market has developed and we cannot assure you that an active trading market will ever develop.

Record Holders

As of November 30, 2012, we had outstanding 2,400,000 shares of common stock, which were held by 40 non affilated stockholders of record and 3 affiliated stockholders of records.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance our operations. Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

During the fiscal year ended September 30, 2012, except as included in our Registration Statement that went effective on February 13, 2012, we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended September 30, 2012, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have raised approximately $40,000 from our shareholders. We believe that we will need to raise an additional approximate $60,000 in order to allow us to begin our market development and sales activities and to remain in business for twelve months including the costs related with being a public company. There is no reasonable expectation as to when revenues may be generated. If we raise the necessary funds, but are unable to generate revenues within twelve months of the effectiveness of this Registration Statement for any reason, or if we are unable to make a reasonable profit within twelve months of the effectiveness of this Registration Statement, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash to finance our operations. We may seek to obtain additional funds through a second public offering, a private placement of securities, or loans. Other than as described in this paragraph, we have no financing plans at this time.

Recent Developments

On November 30, the Board of Directors has recommended and authorized a Forty-for-One (40-for-1) forward split of our shares. The forward split was approved by a majority of the holders of our outstanding share capital, however such forward split will still require State of Delaware and FINRA approvals, so at the present time there is no effective date. Once the forward split has been approved and an effective date set, this will be communicated to the public immediately, we are anticipating late December 2012.

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

During our first year of operations we expect that our Secretary and Director, Mr. Itai Freed will travel to New York every two months or as necessary. Mr. Freed is an experienced musician and sound engineer. In, addition, we will hire music producers on an ad-hoc basis as necessary. Mr. Freed has experience in producing original music and in all aspects of Post Production music services. It is not anticipated that Mr. Freed will receive any payment from the Company during the initial twelve months of operations. The Company will, however, pay Mr. Freed’s expenses in travel to and from New York.

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

Results of Operations

During the period from December 10, 2010 (date of inception) through September 30, 2011, we incurred a net loss of $1,917. During the year ended September 30, 2012, we incurred a net loss of $46,981. These losses consisted of general and administrative expenses, primarily comprising professional fees. Our cash and accounts are kept in the United States.

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

Revenues

We had no revenues for the period from December 10, 2010 (date of inception) through September 30, 2012.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2012, reflects assets of $127 comprised entirely of cash, and current liabilities of $8,824. Cash from inception to date have been insufficient to provide the working capital necessary to operate. As of September 30, 2012, loans payable amounted to $6,435 and represented working capital advances. $465 of these loans are from a related party who is the Secretary of the Company. The loans are unsecured, non-interest bearing, and due on demand. Since inception, we have sold 2,400,000 shares of common stock to our Directors and investors.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. Except for private placement financing from July 2011 through September 2011 and an investment by our Directors in 2010, we have not attempted to raise any additional capital. We estimate that we need approximately $100,000 to fund our activities over the next 12 months. We will need to raise approximately an additional $60,000 to fund our activities. Currently, with cash assets of approximately $ 127, based on our projected operations over the next year, we cannot operate if no further funds are raised. Our cash assets are being kept in the United States.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements attached to our Annual Report on Form 10-K regarding concerns about our ability to continue as a going concern. Our financial statements for the fiscal period ended September 30, 2012 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities as of the date of the financial statements and during the applicable periods. We base these estimates on historical experience and on other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and could have a material impact on our financial statements.

Refer to Note 1 to the Financial Statements entitled “Summary of Significant Accounting Policies” included in this Annual Report for a discussion of accounting policies utilized by the Company.

There are no recent accounting pronouncements that are expected to have an effect on the financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

OLIE INC. CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets – September 30, 2012 and 2011	F-2

Statements of Operations – Year ended September 30, 2012 , from December 10, 2010 (Inception) to September 30, 2011 and from December 10, 2010 (Inception) to September 30, 2012	F-3

Statement of Stockholder’s Equity (Deficit) – Year ended September 30, 2012 and from December 10, 2010 (Inception) to September 30, 2011	F-4

Statements of Cash Flows – Year ended September 30, 2012, from December 10, 2010 (Inception) to September 30, 2011 and from December 10, 2010 (Inception) to September 30, 2012	F-5

Notes to Financial Statements	F-6 - F-11

BERMAN & COMPANY, P. A.
Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Olie, Inc.

We have audited the accompanying balance sheets of Olie, Inc. (a development stage company), as of September 30, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended September 30, 2012, the period from December 10, 2010 (inception) to September 30, 2011, and from December 10, 2010 (Inception) to September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Olie, Inc. (a development stage company), as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the year ended September 30, 2012, the period from December 10, 2010 (inception) to September 30, 2011 and from December 10, 2010 (inception) to September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss of $46,981 and net cash used in operations of $44,592 for the year ended September 30, 2012. The Company has a working capital deficit and stockholders' deficit of $8,697 at September 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Berman & Company, P.A.

Boca Raton, Florida
November 30, 2012

551 NW 77th Street Suite 201 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com • info@bermancpas.com
Registered with the PCAOB • Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

Olie, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2012	September 30, 2011
Assets

Current Assets
Cash	$127	$38,068
Total Current Assets	127	38,068

Total Assets	$127	$38,068

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accrued expenses and accounts payable	$2,389	$—
Loan payable	5,970
Loan payable - related party	465	465
Total Current Liabilities	8,824	465

Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 200,000,000 shares authorized;
2,400,000 shares issued and outstanding	240	240
Additional paid-in capital	39,960	39,960
Deficit accumulated during the development stage	(48,897)	(1,917)
Subscriptions receivable	—	(680)
Total Stockholders' Equity (Deficit)	(8,697)	37,603

Total Liabilities and Stockholders' Equity (Deficit)	$127	$38,068

Olie, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended	From December 10, 2010 (Inception) to	From December 10, 2010 (Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012

General and administrative expenses	$46,981	$1,917	$48,897

Net loss	$(46,981)	$(1,917)	$(48,897)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding
during the period - basic and diluted	2,400,000	2,054,422	2,246,061

Olie, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

						Total
			Additional	Deficit		Stockholders'
	Common Stock, $0.0001 Par Value		Paid In	Accumulated during	Subscription	Equity
	Shares	Amount	Capital	Development Stage	Receivable	(Deficit)

Stock issued to related parties ($0.0001/share)	20,00,000	$200	$—	$—	$(200)	$—

Stock issued for cash and subscriptions ($0.10/share)	4,00,000	40	39,960	—	(480)	39,520

Net loss - from December 10, 2010 (inception) to September 30, 2011	—	—	—	(1,917)	—	(1,917)

Balance - September 30, 2011	24,00,000	240	39,960	(1,917)	(680)	37,603

Receipt of prior period subscriptions receivable	—	—	—	—	680	680

Net loss - year ended September 30, 2012	—	—	—	(46,981)	—	(46,981)

Balance - September 30, 2012	24,00,000	$240	$39,960	$(48,897)	$—	$(8,697)

Olie, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended September 30, 2012	From December 10, 2010 (Inception) to September 30, 2011	From December 10, 2010 (Inception) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,981)	$(1,917)	$(48,897)
Changes in operating assets and liabilities:
Increase in accounts payable	2,389	—	2,389
Net Cash Used In Operating Activities	(44,592)	(1,917)	(46,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	—	465	465
Proceeds from loan payable	5,970	—	5,970
Proceeds from issuance of common stock	680	39,520	40,200
Net Cash Provided By Financing Activities	6,650	39,985	46,635

Net Increase (Decrease) in Cash	(37,942)	38,068	127

Cash - Beginning of Year/Period	38,068	—	—

Cash - End of Year/Period	$127	$38,068	$127

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year/Period for:
Income Taxes	$—	$—	$—
Interest	$—	$—	$—

Supplemental Disclosure of Non-Cash Financing Activity:
Stock issued for subscriptions receivable - related parties	$—	$200	$—
Stock issued for subscriptions receivable - other	$—	$480	$—

Olie, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and 2011

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Olie, Inc. (the “Company”), was incorporated in the State of Delaware on December 10, 2010. The Company is headquartered in Israel.

The Company intends to operate a music production company.

The Company’s fiscal year end is September 30.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and implementation of the business plan.

Risks and Uncertainties

The Company's operations may be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

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

Olie, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and 2011

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2012 and 2011, there were no balances that exceeded the federally insured limit.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

The Company has not had any share based payments since inception.

Earnings per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has no common stock equivalents.

Since the Company reflected a net loss in the reported period, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted loss per share is not presented.

Income Taxes

Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law.

Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company periodically assesses its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. When it is not more likely than not that a tax position will be sustained, the Company records its best estimate of the resulting tax liability and any applicable interest and penalties in the financial statements.

Olie, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and 2011

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using statutory rates in effect for the year in which the differences are expected to reverse. The Company presents the tax effects of these deferred tax assets and liabilities separately for each major tax jurisdiction.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that the changes are enacted. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized. The Company evaluates its deferred tax assets and liabilities on a periodic basis.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $46,981 and net cash used in operations of $44,592 for the period ended September 30, 2012. The Company has a working capital deficit and stockholders’ deficit of $8,697 at September 30, 2012. The Company is in the development stage and has not generated any revenues since inception.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Olie, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and 2011

Note 3 Income Taxes

The Company has net operating loss carryforwards totaling approximately $49,000 at September 30, 2012, expiring through 2032. Utilization of these net operating losses may be limited due to potential ownership changes under the Internal Revenue Code.

Significant deferred tax assets at September 30, 2012 and 2011 are approximately as follows:

	September 30, 2012	September 30, 2011
Gross deferred tax assets:
Net operating loss carryforward	$(20,000)	$(1,000)
Total deferred tax assets	20,000	1,000
Less: Valuation allowance	(20,000)	(1,000)
Net deferred tax assets recorded	$—	$—

The valuation allowance at September 30, 2011 (inception) was $1,000. The increase in valuation allowance during the period ended September 30, 2012 was approximately $19,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2012.

The Company has not filed its Federal or State income tax returns for the years ended September 30, 2012 and 2011. Management plans to file all delinquent tax returns as soon as possible.

Taxpayers who don’t file past due returns may be subject to the following:

•	Assessment of penalties and interest,
•	A substitute return may be filed by tax agency based on information the tax agency has from other sources. It will not include any additional exemptions or expenses and may overstate the Company’s tax liability,
•	Levy on bank account,
•	Federal and/or state tax lien
•	Loss of net operating loss carryback; and
•	Revocation of corporate charter

 Olie, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and 2011

The income tax returns filed for the tax years from inception would be subject to examination by the relevant taxing authorities.

There was no income tax expense for the years ended September 30, 2012 and 2011 due to the Company’s net losses.

The actual tax benefit differs from the expected tax benefit for the years ended September 30, 2012 and 2011, respectively, (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and a state rate of 10%, for a blended rate of 40.6%) as follows:

Expected tax expense (benefit) - Federal	September 30, 2012 $ (14,000)	September 30, 2011 $ (1,000)
Expected tax expense (benefit) – State	(5000)	—
Change in valuation allowance	19,000	1,000
Actual tax expense (benefit)	$—	$—

Note 4 Fair Value of Financial Assets and Liabilities

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

The Company's financial instruments consisted of accrued expenses and accounts payable, loan payable and loan payable – related party. The carrying amount of the Company's financial instruments generally approximate their fair value as of September 30, 2012, due to the short-term nature of these instruments.

Olie, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2012 and 2011

Note 5 Loan Payable

In July 2012, the Company received $5,970. The loan is non-interest bearing, unsecured, and due on July 31, 2013.

Note 6 Loan Payable – Related Party

In February 2011, the Company’s Secretary loaned $465. The loan is non-interest bearing, unsecured, and due on demand.

Note 7 Stockholders’ Equity (Deficit)

From December 10, 2010 (inception) to September 30, 2011, the Company issued the following shares:

Type	Quantity	Valuation	Value per share
Cash – related parties	2,000,000	$200	$0.0001
Cash - other	400,000	40,000	$0.10
Total	2,400,000	$40,200	$0.0001 - $0.10

At September 30, 2011, the Company had stock subscriptions receivable of $680, which were received in 2012.

F-11

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position

Avraham Morgenstern	35	President, Treasurer and Director

Itai Freed	26	Secretary and Director

Mr. Avraham Morgenstern

Mr. Morgenstern has been our President, Treasurer and Director since December 10, 2010.

Mr. Avraham Morgenstern has been a self-employed consultant who is an events planner in the United Kingdom, for the past 10 years. As part of his experience he has had to manage, market and coordinate the events; including renting facilities, negotiating with musicians, soundmen and disc jockeys. In addition, Mr. Morgenstern has marketed his events online and in print publications. Mr. Morgenstern completed his studies at Or Yerushalayim Yeshiva in 1998.

Mr. Morgenstern is not an officer or Director of any other reporting company. Mr. Morgenstern intends to devote approximately 6-10 hours of his weekly business hours to our affairs.

The Board has concluded that Mr. Morgenstern should serve as director of the Company because of his management, organizational and marketing abilities.

Mr. Itai Freed

Mr. Itai Freed has been our Secretary since December 10, 2010 and a Director since July 25, 2011.

Mr. Itai Freed is a seasoned musician and has been in the music business for over 10 years. In 2004, Mr. Itai Freed started a sound engineering studio in Tel Aviv to provide sound engineering services (pro-production services) and has continued to produce music and provide sound engineering services for himself as well as for additional artists. As the owner of a sound engineering studio, Mr. Freed has worked on all aspects of music production, including but limited to, original recording production and post production activities (whereby original recordings are added to and enhanced). Post production work can readily be done remotely. Mr. Freed’s sound engineering studio is not a recording studio and is not used to make original recordings.

Mr. Freed has released music recordings, including "Cyclop" ,"Sleeping Through the End" and, "As long as you give" and continues to perform in public venues as well as operate the music production studio. Since 2005 to present he has held several positions relating to graphic design and commercial print. Since 2009 he has been employed at Quick Copy where his responsibilities include graphic design, printing of posters, and customer service. From 2008-2009 he has worked at Tony Vespa, a restaurant. From 2007 to present he has been involved as a promoter and musician in several bands as well as conducting freelance graphic design work.

Mr. Itai Freed is not an officer or Director of any other reporting company Mr. Freed intends to devote approximately 6-15 hours of his weekly business hours to our affairs.

The Board has concluded that Mr. Itai Freed should serve as director of the Company because of his experience as a musician, his profound knowledge of sound Editing & Processing and his experience in studio sound productions. Mr. Freed will commute to our facility in New York every two months or as required to oversee our activities. When necessary, we will retain third party providers to assist Mr. Freed. Mr. Freed will not compete with us in the United States or Israel with the exception of current on going clients. To the extent that we are successful in bringing in post-production work, Mr. Freed will either do that in New York or at his studio in Tel-Aviv. The company will not be charged for the use of his time or equipment until such time as the Company has sufficient business revenue to pay Mr. Freed a salary.

Once we are fully operational, Mr. Freed will be available to us on a full time basis to handle business as required – and to handle post-production services either on-site or remotely.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

Involvement in Legal Proceedings

None of our Directors, nominee for Directors, or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the Company.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions. The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons. First, the Company is a development stage company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company. The challenges faced by the Company at this stage – obtaining financing and performing research and development activities – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business. Second, Mr. Morgenstern is uniquely suited to fulfill both positions of responsibility because he possesses management experience, technical experience, and experience with start-up companies.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

Item 11. Executive Compensation

We have not paid, nor do we owe, any compensation to our executive officers for the year ending September 30, 2012. From inception through September 30, 2012, we have not paid any compensation to our officers.

As of September 30, 2012, we had no employment agreements with any of our executive officers or employees.

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since we were founded.

Compensation of Directors

There are no current arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of September 30, 2012, there were no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Holdings

The following table sets forth, as of November 30, 2012, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current Directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the disposition of the shares. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 2,400,000 shares of our common stock issued and outstanding as of November 30, 2011. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (²)	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Mr. Avraham Morgenstern	1,490,000	62%

Common Stock	Mr. Itai Freed	500,000	21%

All officers as a Group			83%

(¹)	Based on 2,400,000 shares of our common stock outstanding.
(²)	The address for Mr. Morgenstern is 66 Woodstock Avenue, NW11 9RJ, London, UK
The address for Mr. Freed is 14 Pichoto Street, Tel Aviv Israel.

31

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any Director or officer of our Company;

•	any proposed Director of officer of our Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On December 15, 2010, we issued 10,000 shares of our common stock to Mr. Gary Bonanni, our former Director, for cash payment to us of $10. We believe this issuance was deemed to be exempt under the Securities Act. No advertising or general solicitation was employed in offering the securities.

On December 15, 2010, we issued 1,490,000 shares of our common stock to Mr. Morgenstern, our President, Treasurer and Director, for cash payment to us of $150. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Mr. Morgenstern, who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On December 15, 2010, we issued 500,000 shares of our common stock to Itai Freed, our Secretary and Director, for cash payment to us of $100. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Mr. Freed, who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

Our officers and Directors may be considered promoters of the Registrant due to their participation in and management of the business since its incorporation.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent Directors.” We do not believe that either of our directors currently meets the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Period ended September 30, 2011	Year ended September 30,2012(1)
Audit Fees	$5,000	$7,081
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Notes:

(1)	For the year ended September 30, 2012, principal accountants of the Company were Berman & Company P.A.

Since incorporation and as of the fiscal year ended December 31, 2011, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.		Description
3.1		Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on November 29, 2011).
3.2		Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on November 29, 2011).
31	*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Avraham Morgenstern
32	*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Avraham Morgenstern

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLIE INC. CORP. (Registrant)
By:	/s/ Avraham Morgenstern
Name Avraham Morgenstern
Title: President, Chief Executive and Financial Officer (Principal Executive and Financial Officer), and Director

Dated: December 3, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Avraham Morgenstern	/s/ Itai Freed
	Name: Avraham Morgenstern	Itai Freed
	Title: President, Chief Executive and Treasurer (Principal Executive and Financial Officer), and Director	Title: Secretary and Director

Dated: December 3, 2012

