Form 10-K/A
period 2012-09-30
OLIE INC
filed 2012-12-10
CIK 1533311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Amendment 1)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

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

Dated: December 10, 2012

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

Dated: December 10, 2012

