Form 10-Q
period 2012-12-31
OLIE INC
filed 2013-02-14
CIK 1533311

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-178208

OLIE, INC.
(Name of small business issuer in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

33-1220056
(I.R.S. Employer Identification No.)

300-838 Hastings Street Vancouver, BC V6C0A6
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (604) 828-9999

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of February 8, 2013 was 96,000,000.

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Financial Statements.	3

	Balance Sheets for the periods ending December 31, 2012 (unaudited) and September 30, 2012 (audited).	3

	Statements of Operations for the three months ended December 31, 2012 and 2011 and for the period December 10, 2010 (date of inception) through December 31, 2012 (unaudited).	4

	Statement of Change in Shareholders’ Deficit for the period December 10, 2010 (date of inception) through December 31, 2012 (unaudited).	5

	Statements of Cash Flows for the nine month periods ending December 31, 2012 and 2011 and for the period December 10, 2010 (date of inception) through December 31, 2012 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4.	Controls and Procedures.	14

Part II. Other Information.

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3.	Defaults Upon Senior Securities.	15

Item 4.	Mine Safety Disclosure.	15

Item 5.	Other Information.	15

Item 6.	Exhibits.	15

Signatures		16

Part I.  Financial Information

Item 1.  Financial Statements.

Olie, Inc.
(A Development Stage Company)

Balance Sheets

	December 31,	September 30,
	2012	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$127	$127
Total Current Assets	127	127

TOTAL ASSETS	$127	$127

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,419	$2,389
Note payable, related party	465	465
Note payable	5,970	5,970
Total Current Liabilities	8,854	8,824

TOTAL LIABILITIES	8,854	8,824

Stockholders' Equity (Deficit)
Common stock: 200,000,000 authorized; $0.0001 par value
96,000,000 and 96,000,000 shares issued and outstanding, respectively *	9,600	9,600
Additional paid in capital	30,600	30,600
Accumulated deficit during development stage	(48,927)	(48,897)
Total stockholders' equity (deficit)	(8,727)	(8,697)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$127	$127

See notes to unaudited financial statements

*  Retroactive restatement for forty for one (40:1) forward split approved on December 19, 2012

Olie, Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					December 10, 2010
	For the three months ended				(Inception)
	December 31,				December 31,
	2012		2011		2012

Revenues	$	---	$	---	$ ---

General and administrative expenses		30		11,650	48,927

Net loss		$30		$11,650	$48,927

Net loss per common share – basic and diluted		$(0.00)		$(0.00)

Weighted average number of common shares outstanding
During the period – basic and diluted *		96,000,000		96,000,000

See notes to unaudited financial statements

*  Retroactive restatement for forty for one (40:1) forward split approved on December 19, 2012

Olie, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
From inception (December 10, 2010) to December 31, 2012

				Additional				Total
	Common Stock			Paid-in	Accumulated	Subscription		Stockholders’
	Shares *	Amount		Capital	Deficit	Receivable		Equity (Deficit)

Balance as of December 10, 2010	---	$	---	$ ---	$ ---	$	---	$ ---

Stock issued to related parties ($0.0001/share)	80,000,000		8,000	(7,800)	---		(200)	---

Stock issued for cash and subscriptions ($0.10/share)	16,000,000		1,600	38,400	---		(480)	39,520

Net loss – from December 10, 2010 (inception) to September 31, 2011	---		---	---	(1,917)		---	(1,917)

Balance as of September 30, 2011	96,000,000		$9,600	$30,600	$(1,917)		$(680)	$37,603

Receipt for prior period subscriptions receivable	---		---	---	---		680	---

Net loss	---		---	---	(46,980)		---	(46,980)

Balance as of September 30, 2012	96,000,000		$9,600	$30,600	$(48,897)	$	---	$(8,697)

Net loss (unaudited)	---		---	---	(30)		---	(30)

Balance as of December 31, 2012	96,000,000		$9,600	$30,600	$(48,927)	$	---	$(8,727)

See notes to unaudited financial statements

*  Retroactive restatement for forty to one (40:1) forward split approved on December 19, 2012

Olie, Inc.
(A Development Stage Entity)

STATEMENTS OF CASH FLOWS
(unaudited)

					December 10, 2010
					(Inception)
	Three months ended				Through
	December 31,				December 31,
	2012		2011		2012

Cash flows from operating activities:
Net income (loss)		$(30)		$(11,649)	$(48,927)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in assets and liabilities:
Accounts payable		30		6,114	2,419
Net cash used in operating activities		---		(5,535)	(46,508)

Cash flows from financing activities:
Proceeds from loan payable – related party		---		---	465
Proceeds from loan payable		---		---	5,970
Proceeds from issuance of common stock		---		680	40,200
Net cash provided by financing activities		---		680	46,635

Net change in cash and cash equivalents		---		(4,855)	127

Cash and cash equivalents
Beginning of period		127		38,068	---
End of period		$127		$33,213	$127

Supplemental cash flow information and noncash financing activities:
Cash paid during the period for:
Income taxes	$	---	$	---	$ ---
Interest	$	---	$	---	$ ---

Non-cash transactions:	$	---	$	---	$ ---

See notes to unaudited financial statements

OLIE, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending December 31, 2012
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

ORGANIZATION
Olie, Inc. (the “Company”), was incorporated in the State of Delaware on December 10, 2010.  The Company is headquartered in British Columbia, Canada.

The Company intends to operate a music production company.

The Company’s fiscal year end is September 30.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN
The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

OLIE, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending December 31, 2012
(Unaudited)

USE OF ESTIMATES
The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended December 31, 2012 and 2011; (b) the financial position at December 31, 2012; and (c) cash flows for the three months ended December 31, 2012 and 2011, have been made.

CASH
The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents at December 31, 2012 or December 31, 2011.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE
The Company accounts for income taxes under FASB ASC 740 “Income Taxes.”  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

NET INCOME (LOSS) PER COMMON SHARE
Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

OLIE, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending December 31, 2012
(Unaudited)

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2012 and at December 31, 2011.  As of December 31, 2012 and at December 31, 2011, the Company had no dilutive potential common shares.

RECENT ACCOUNTING PRONOUNCEMENTS
Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

NOTE 3. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of December 31, 2012 the Company had a loss of $30 and for the period December 10, 2010 (Date of Inception) through December 31, 2012, the Company incurred losses of $48,927.  The net operating loss in the amount of $48,927, resulting from operating activities, result in deferred tax assets of approximately $16,635 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 4. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

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

OLIE, INC.
(A Development Stage Entity)
Notes to Financial Statements
For the period ending December 31, 2012
(Unaudited)

The Company's financial instruments consisted of accrued expenses and accounts payable, loan payable and loan payable – related party. The carrying amount of the Company's financial instruments generally approximate their fair value as of December 31, 2012, due to the short-term nature of these instruments.

NOTE 5. SHAREHOLDERS' EQUITY (DEFICIT)

On November 29, 2013 a Written Consent to Action without a Meeting form was executed by shareholders to facilitate the 40 to 1 forward stock split.  On December 19, 2012 FINRA declared effective a Forty-for-One (40-for-1) forward split of our shares. The forward split was approved by a majority of the holders of our outstanding share capital. The common shares and per share information included in the financial statements have been retroactively restated for the forty to one (40:1) forward split approved on December 19, 2012

NOTE 6. LOAN PAYABLE

In July 2012, the Company received $5,970. The loan is non-interest bearing, unsecured, and due on July 31, 2013.

NOTE 7. LOAN PAYABLE – RELATED PARTY

In February 2011, the Company’s Secretary loaned $465. The loan is non-interest bearing, unsecured, and due on demand.

NOTE 8. COMMITMENTS AND CONTINGENCY

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 10. SUBSEQUENT EVENTS

On January 3, 2012 Gardner & Associates, a related party, loaned the Company five thousand dollars ($5,000.00) to be utilized for legal fees.

On January 8, 2013 the Company, announced that a material definitive agreement has been executed by and between Robert Gardner & Associates (the “Gardner Group”) and EnCanSol Capital Corporation (“EnCanSol”), and which relates to an acquisition of EnCanSol by the Company and potential funding for the Company.

In accordance with ASC 855-10, the company has analyzed its operations subsequent to December 31, 2012, through the date these financial statements were issued (date of filing with the Securities and Exchange Commission), and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events discussed above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Olie, Inc. for the period ended December 31, 2012 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Olie, Inc. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

1.	Our business strategy;
2.	Our financial position;
3.	The extent to which we are leveraged;
4.	Our cash flow and liquidity;
5.	Our inability to obtain additional financing in order to fund our operations, capital expenditures, and to meet our other obligations;
6.	Our inability to attract and retain key personnel;

Financial information provided in this Form 10-Q, for periods subsequent to September 30, 2012, is preliminary and remains subject to audit.  As such, this information is not final or complete, and remains subject to change, possibly materially.

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

Recent Developments

On December 19, 2012 FINRA declared effective a Forty-for-One (40-for-1) forward split of our shares. The forward split was approved by a majority of the holders of our outstanding share capital.

On January 8, 2013 the Company, announced that a material definitive agreement has been executed by and between Robert Gardner & Associates (the “Gardner Group”) and EnCanSol Capital Corporation (“EnCanSol”), and which relates to an acquisition of EnCanSol by the Company and potential funding for the Company.

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

Results of Operations

During the period from December 10, 2010 (date of inception) through December 31, 2012, we incurred a net loss of $48,927.  During the three month period of December 31, 2012, we incurred a net loss of $30. These losses consisted of general and administrative expenses, primarily comprising professional fees. Our cash and accounts are kept in the United States.

Revenues

We had no revenues for the period from December 10, 2010 (date of inception) through December 31, 2012.

Operating Expenses

Total Operating Expenses. Total operating expenses for the three months ended December 31, 2012 and 2011 were $30, and $11,650, respectively.  Total operating expenses for the development stage, December 10, 2010 (date of inception) through December 31, 2012 were $48,927, which consisted of professional fees and selling, general and administrative expenses.

Financial Condition

Total Assets. Total assets at December 31, 2012 and September 30, 2012 were $127 and $127, respectively.

Total Liabilities. Total liabilities at December 31, 2012 and September 30, 2012 were $8,854 and $8,824, respectively. Total liabilities consist of note payable and accounts payable.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $30 for the three months ended December 31, 2012.  The Company has an accumulated loss of $48,927 during the development stage, December 10, 2010 (date of inception) through December 31, 2012.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are not presently able to meet our obligations as they come due.  At December 31, 2012 we had minimal assets and a working capital deficit of $8,727.  Our working capital is due to the results of operations.

Net cash (used in)/provided by in operating activities for the nine months ended December 31, 2012 and 2011 was $-0- and $(5,535), respectively.  Net cash used in operating activities during the development stage, December 10, 2010 (date of inception) through December 31, 2012 was $(46,508).  Net cash used in operating activities includes our net income (loss) and accounts payable.

Net cash provided by financing activities for the three months ended December 31, 2012 and 2011 was $-0- and $680, respectively. Net cash provided by financing activities for the development stage, December 10, 2010 (date of inception) through December 31, 2012 was $46,635. Net cash provided by financing activities includes the proceeds from stock sales of $40,200 and proceeds from notes payable and notes payable - related party of $6,435.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations.  We are presently engaged in capital raising activities through one or more private offering of our company’s securities.  We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933.  See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

Off-Balance Sheet Arrangements

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

(a)           Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending December 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending December 31, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b)           Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ending December 31, 2012, the Company did not issue any unregistered shares of its common stock that.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits
.
Exhibit Number and Description

(a)           Financial Statements*

(b)           Exhibits required by Item 601, Regulation S-K;

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 files on November 29, 2011).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on November 29, 2011).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Robert Gardner

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Robert Gardner

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
______________________
*Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLIE, INC.

Date: February 13, 2013	By:	/s/ Robert Gardner
Robert Gardner,
Principal Executive Office, Principal Accounting Officer
Chief Financial Officer, Secretary,
Chairman of the Board of Directors