Form 10-Q
period 2013-03-31
OLIE INC
filed 2013-05-15
CIK 1533311

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of the issuer’s common stock, par value $.0001 per share, outstanding as of May 8, 2013 was 96,000,000.

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Financial Statements.	3

	Condensed Balance Sheets for the periods ending March 31, 2013 (unaudited) and September 30, 2012 (audited).	3

	Condensed Statements of Operations for the three and six months ending March 31, 2013 and 2012 and for the period December 10, 2010 (date of inception) through March 31, 2013 (unaudited).	4

	Condensed Statements of Changes in Shareholders’ Deficit for the period December 10, 2010 (date of inception) through March 31, 2013 (unaudited).	5

	Condensed Statements of Cash Flows for the three and six months ending March 31, 2013 and 2012 and for the period December 10, 2010 (date of inception) through March 31, 2013 (unaudited).	6

	Condensed Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17
Item 4.	Controls and Procedures.	17

Part II. Other Information.

Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18
Item 3.	Defaults Upon Senior Securities.	18
Item 4.	Mine Safety Disclosure.	18
Item 5.	Other Information.	18
Item 6.	Exhibits.	19

Signatures		20

Part I. Financial Information
Item 1. Condensed Financial Statements.

Olie, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	September 30,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$127	$127
Prepaid and other current assets	-	-
Total Current Assets	127	127

TOTAL ASSETS	$127	$127

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$25,624	$2,389
Note payable	62,802	5,970
Note payable, related party	11,529	465
Total Current Liabilities	99,955	8,824

TOTAL LIABILITIES	99,955	8,824

COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders' Deficit
Common stock: 200,000,000 authorized; $0.0001 par value
96,000,000 and 96,000,000 shares issued and outstanding *	9,600	9,600
Additional paid in capital	30,600	30,600
Accumulated deficit during development stage	(140,028)	(48,897)
Total Stockholders' Deficit	(99,828)	(8,697)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$127	$127

See notes to unaudited condensed financial statements

* Retroactive restatement for forty for one (40:1) forward split approved on December 19, 2012

Olie, Inc.
(A Development Stage Company)
Condensed Statements of Operations

					December 10, 2010
	For the Three Months Ended		For the Six Months Ended		(inception)
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Professional	74,090	8,400	74,120	18,900	116,071
General and administrative	17,011	2,497	17,011	3,647	23,958
Total operating expenses	91,101	10,897	91,131	22,547	140,028

Net loss from operations	(91,101)	(10,897)	(91,131)	(22,547)	(140,028)

Other income (expense)
Interest expense	-	-	-	-	-
Income taxes	-	-	-	-	-

Net loss	$(91,101)	$(10,897)	$(91,131)	$(22,547)	$(140,028)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	96,000,000	96,000,000	96,000,000	96,000,000

See notes to unaudited condensed financial statements

* Retroactive restatement for forty for one (40:1) forward split approved on December 19, 2012

Olie, Inc.
(A Development Stage Company)
Condensed Statements of Stockholders' Deficit
From inception (December 10, 2010) to March 31, 2013

			Additional
	Common Stock		Paid in	Accumulated	Subscription
	Shares *	Amount	Capital	Deficit	Receivable	Total

Balance as of December 10, 2010	-	$-	$-	$-	$-	$-

Stock issued to related parties ($0.0001/share)	80,000,000	8,000	(7,800)	-	(200)	-

Stock issued for cash and subscriptions ($0.10/share)	16,000,000	1,600	38,400		(480)	39,520
						-
Net Loss - from December 10, 2010 (inception) to September 30, 2012	-	-	-	(1,917)	-	(1,917)

Balance as of September 30, 2011	96,000,000	$9,600	$30,600	$(1,917)	$(680)	$37,603

Receipt of prior period subscriptions receivable	-	-	-	-	680	680

Net loss	-	-	-	(46,981)	-	(46,981)

Balance as of September 30, 2012	96,000,000	$9,600	$30,600	$(48,897)	$-	$(8,697)

Net loss	-	-	-	(91,131)	-	(91,131)

Balance as of March 31, 2013	96,000,000	$9,600	$30,600	$(140,028)	$-	$(99,828)

See notes to unaudited condensed financial statements

* Retroactive restatement for forty for one (40:1) forward split approved on December 19, 2012

Olie, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

			December 10, 2010
			(inception)
			through
	March 31,		March 31,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,131)	$(22,547)	$(140,028)
Adjustment to reconcile Net loss to net
cash provided by operations:
Changes in assets and liabilities:
Accounts payable	23,235	349	25,624
Net Cash Used in Operating Activities	(67,897)	(22,198)	(114,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	67,896	-	74,331
Issuance of common stock	-	680	40,200
Net Cash Provided by Financing Activates	67,896	680	114,531

Net change in cash and cash equivalents	(0)	(21,518)	127
Cash and cash equivalents, beginning of period	127	38,068	-
Cash and cash equivalents, end of period	$127	$16,551	$127

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash transactions:
	$-	$-	$-

 See notes to unaudited condensed financial statements

OLIE, INC.
(A Development Stage Entity)
Notes to Condensed Financial Statements
For the period ending March 31, 2013
(Unaudited)

NOTE 1. NATURE OF OPERATIONS

ORGANIZATION

Olie, Inc. (the “Company”), was incorporated in the State of Delaware on December 10, 2010. The Company is headquartered in British Columbia, Canada.

The Company intends to operate a music production company.

The Company’s fiscal year end is September 30.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the period ended March 31, 2013 are not necessarily indicative of the results for the full fiscal year ending September 30, 2013.

DEVELOPMENT STAGE

The Company is a development stage company as defined by section FASB ASC 915, Development Stage Entities. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

OLIE, INC.
(A Development Stage Entity)
Notes to Condensed Financial Statements
For the period ending March 31, 2013
(Unaudited)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $127 at both March 31, 2013 and September 30, 2012.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2013 and September 30, 2012.

OLIE, INC.
(A Development Stage Entity)
Notes to Condensed Financial Statements
For the period ending March 31, 2013
(Unaudited)

SHARE-BASED EXPENSES

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the periods ended March 31, 2013 and 2012 were $0.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2013. As of March 31, 2013 the Company had no dilutive potential common shares.

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

OLIE, INC.
(A Development Stage Entity)
Notes to Condensed Financial Statements
For the period ending March 31, 2013
(Unaudited)

NOTE 3. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2013, the Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of March 31, 2013 the Company had a loss of $91,131 and for the period December 10, 2010 (Date of Inception) through March 31, 2013, the Company incurred losses of $140,028. The net operating loss in the amount of $140,028, resulting from operating activities, result in deferred tax assets of approximately $47,610 at the effective statutory rates. The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 5. SHAREHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

The Company has 200,000,000 authorized shares of common stock, $0.0001 par value per share ("Common Stock"). As of March 31, 2013, 96,000,000 shares were issued and outstanding.

On November 29, 2012 a Written Consent to Action without a Meeting form was executed by shareholders to facilitate the 40 to 1 forward stock split. On December 19, 2012 FINRA declared effective a Forty-for-One (40-for-1) forward split of our shares. The forward split was approved by a majority of the holders of our outstanding share capital. The common shares and per share information included in the financial statements have been retroactively restated for the forty to one (40:1) forward split approved on December 19, 2012.

OLIE, INC.
(A Development Stage Entity)
Notes to Condensed Financial Statements
For the period ending March 31, 2013
(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it is relying on advances from its shareholders and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.

As of March 31, 2013, there has been $11,529 advanced from these related parties. The amounts are documented with demand notes that carry no repayment terms and no stated interest. The balance due to the related party at March 31, 2013 and September 30, 2012 was $11,529 and $465, respectively.

The Company does not own or lease property or lease office space. The Company has been provided office space by a member of the Board of Directors at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

The above amount is not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

NOTE 7. NOTES PAYABLE

During the period ending September 30, 2012 the Company received $5,970. The loan is non-interest bearing, unsecured, and due on July 31, 2013.

During the period ending March 31, 2013, a non related party paid certain expenses for the Company in the amount of $56,832. The loan is non-interest bearing, unsecured and due on demand.

Notes payable totaled $62,802 and $5,970, at March 31, 2013 and September 30, 2012, respectively.

NOTE 8. NOTES PAYABLE – RELATED PARTY

During the period ending September 30, 2012 the Company’s Secretary loaned the Company $465. The loan is non-interest bearing, unsecured, and due on demand.

OLIE, INC.
(A Development Stage Entity)
Notes to Condensed Financial Statements
For the period ending March 31, 2013
(Unaudited)

During the period ending March 31, 2013, Robert Gardner, CEO paid certain expenses on for the Company in the amount of $11,064. The loan is non-interest bearing, unsecured and due on demand.

Notes payable-related party totaled $11,604 and $465, at March 31, 2013 and September 30, 2012, respectively

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 11. SUBSEQUENT EVENTS

In accordance with ASC 855-10, management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Olie, Inc. for the period ended March 31, 2013 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions, changes in and compliance with governmental regulations, changes in tax laws, and the costs and effects of legal proceedings.

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

“Post Production” music services include, but are not limited to, sound engineering, mixing, and all aspects of creating a piece of music save for the actual original recording. For example, if singer records as song with a guitar, a post production engineer can add other instruments, sound effects and harmonies during post production. Modern digital technology permits post production to be done anywhere in the world.

In our management’s opinion, even though the music industry is concentrated and dominated by large recording companies they believe that there is a market for reasonably priced “Post Production” music services, especially among independent musicians who have a limited amount of funds to produce their music.

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

We intend to use large files that can be transferred via “Dropbox,” a free service, which allows us to send files in gigabyte (s) sizes. In fact, we never actually have to meet our client in person in order to conduct business. On the other hand, the equipment in our studio is completely portable and can be taken offsite.

We believe that a good deal of our business will be post-production engineering. Post production will not require face to face meeting with the customers, but rather that the client, will provide us via “Dropbox” (or other such service) with their initial digitized recording(s) and we will handle the post production work remotely. We will do post production remotely and send back to the clients the work for their approval. We anticipate a collaborative process similar to that done in a studio – but taking advantage of current technology – and the ease with which our anticipated client base uses that technology.

Critical Accounting Policies

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K

Results of Operations for the three and six months ended March 31, 2013 and March 31, 2012.

Revenues

We had no revenues for the period from December 10, 2010 (date of inception) through March 31, 2013.

Operating Expenses

Total Operating Expenses. Total operating expenses for the three and six months ended March 31, 2013 were $91,101, $91,131, and $10,897 and $22,547, respectively. Total operating expenses consisted of professional fees and selling, general and administrative expenses. The change was primarily due to an increase in consulting fees and attorney fees incurred to assist in implementing our business plan.

Financial Condition

Total Assets. Total assets at March 31, 2013 and September 30, 2012 were $127 and $127, respectively.

Total Liabilities. Total liabilities at March 31, 2013 and September 30, 2012 were $99,955 and $8,824, respectively. Total liabilities consist of notes payable and accounts payable. The change was due to an increase in funds advanced the company by the Robert Gardner, CEO and a non-related party to pay for professional fees associated with implementing our business plan.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $91,101 and $91,131 for the three and six months ended March 31, 2013. The Company has an accumulated loss of $140,028 during the development stage, December 10, 2010 (date of inception) through March 31, 2013. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are not presently able to meet our obligations as they come due. At March 31, 2013 we had minimal assets and a working capital deficit of $99,828. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the six months ended March 31, 2013 and 2012 was $(67,897) and $(22,198), respectively. Net cash used in operating activities during the development stage, December 10, 2010 (date of inception) through March 31, 2013 was $(114,405). Net cash used in operating activities includes our net loss and accounts payable.

Net cash provided by financing activities for the three and six months ended March 31, 2013 and 2012 was $67,896 and $680, respectively. Net cash provided by financing activities for the development stage, December 10, 2010 (date of inception) through March 31, 2013 was $114,531. Net cash provided by financing activities includes the proceeds from stock sales of $40,200 and proceeds from notes payable and notes payable - related party of $74,331.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. We are presently engaged in capital raising activities through one or more private offering of our company’s securities. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 3 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2013 and September 30, 2012.

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

Item 4.  Controls and Procedures.

(a)           Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of March 31, 2013, have concluded that as of such date the Company’s disclosure controls and procedures were ineffective. Material weaknesses noted are: lack of a functioning audit committee due to a lack of a majority of independent members; lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and, management dominated by a single individual without adequate compensating controls.

(b)           Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2012 Annual Report on Form 10K.

Part II. Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ending March 31, 2013, the Company did not issue any unregistered shares of its common stock that.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit Number and Description

(a)	Financial Statements*

(b)	Exhibits required by Item 601, Regulation S-K;

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 files on November 29, 2012).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on November 29, 2012).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Robert Gardner

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Robert Gardner

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

OLIE, INC.

Date: May 15, 2013	By:	/s/ Robert Gardner
Robert Gardner,
Principal Executive Office, Principal Accounting Officer
Chief Financial Officer, Secretary,
Chairman of the Board of Directors