Form 10-Q
period 2013-06-30
OLIE INC
filed 2013-08-20
CIK 1533311

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒ .

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of August 13, 2013 was 96,500,000.

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Financial Statements.	3
	Consolidated Balance Sheets for the periods ending June 30, 2013 (unaudited) and September 30, 2012 (audited).	3
	Consolidated Statements of Operations for the three and nine months ending June 30, 2013 and 2012 and for the period December 10, 2010 (date of inception) through June 30, 2013 (unaudited).	4
	Consolidated Statements of Cash Flows for the three and nine months ending June 30, 2013 and 2012 and for the period December 10, 2010 (date of inception) through June 30, 2013 (unaudited).	5
	Notes to Consolidated Financial Statements (unaudited).	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	13

Part II. Other Information.

Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14
Item 3.	Defaults Upon Senior Securities.	14
Item 4.	Mine Safety Disclosure.	14
Item 5.	Other Information.	14
Item 6.	Exhibits.	15

Signatures		16

Part I. Financial Information

Item 1. Consolidated Financial Statements.

OLIE, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2013	September 30, 2012

ASSETS

Current Assets
Cash	$127	$127

TOTAL ASSETS	$127	$127

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$48,497	$2,389
Notes payable	77,445	5,970
Notes payable, related party	284,184	465
Total Current Liabilities	410,126	8,824

STOCKHOLDERS' DEFICIT

Common stock, $.0001 par value, 200,000,000 shares
authorized; 96,500,000 and 96,000,000 shares issued and
outstanding, respectively	9,650	9,600
Additional paid-in capital	36,000	36,000
Accumulated deficit during development stage	(450,249)	(48,897)
TOTAL STOCKHOLDERS' DEFICIT	(409,999)	(8,697)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$127	$127

See notes to unaudited condensed financial statements

__________
* Retroactive restatement for forty for one (40:1) forward split approved on December 19, 2012

Olie, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,		December 10, 2010 (inception) through June 30,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional	70,511	14,020	144,631	32,920	186,581
General and administrative	39,710	2,797	56,721	8,443	63,668

NET OPERATING LOSS	110,221	16,817	201,352	41,363	250,249

OTHER EXPENSES
Investment exploration	200,000		200,000		200,000

NET LOSS	$(310,221)	$(16,817)	$(401,352)	$(41,363)	$(450,249)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding —basic and diluted	96,346,154	96,000,000	96,115,385	96,000,000

See notes to unaudited condensed financial statements

____________
* Retroactive restatement for forty for one (40:1) forward split approved on December 19, 2012

Olie Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Nine Months Ended June 30,		December 10, 2010 (inception) through June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(401,352)	$(41,363)	$(450,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	50	-	50
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	46,108	6,659	48,497
NET CASH USED IN OPERATING ACTIVITIES	(355,194)	(34,704)	(401,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	355,194	-	361,629
Proceeds from issuance of common stock	-	680	40,200
NET CASH PROVIDED BY FINANCING ACTIVITIES	355,194	680	401,829

INCREASE (DECREASE) IN CASH	-	(34,024)	127

CASH - BEGINNING OF PERIOD	127	38,068	-

CASH - END OF PERIOD	$127	$4,044	$127

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

See notes to unaudited condensed financial statements

OLIE, INC.
(A Development Stage Entity)
Notes to Consolidated Financial Statements
For the period ending June 30, 2013
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

OLIE, INC.
(A Development Stage Entity)
Notes to Consolidated Financial Statements
For the period ending June 30, 2013
(Unaudited)

NOTE 3. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2013, the Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4. COMMON STOCK

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

On April 29, 2013, the Company issued 500,000 shares of common stock for services rendered. These shares were valued at par for a total of $50.

OLIE, INC.
(A Development Stage Entity)
Notes to Condensed Financial Statements
For the period ending June 30, 2013
(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it is relying on advances from its shareholders and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.

As of June 30, 2013, there has been $284,184 advanced from these related parties. The balance is documented with a demand note that carries no repayment terms and no stated interest. The balance due to the related party at June 30, 2013 and September 30, 2012 was $284,184 and $465, respectively.

The above amount is not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

NOTE 6. NOTES PAYABLE

In July 2012, the Company received $5,970. The loan is non-interest bearing, unsecured, and due on July 31, 2013.

During the period ending June 30, 2013, a non related party paid certain expenses for the Company in the amount of $71,475. The loan is non-interest bearing, unsecured and due on demand.

NOTE 7. NOTES PAYABLE - RELATED PARTY

In February 2012, the Company’s Secretary loaned the Company $465. The loan is non-interest bearing, unsecured, and due on demand.

During the period ending June 30, 2013, Robert Gardner, CEO paid certain expenses on for the Company in the amount of $283,719. The loan is non-interest bearing, unsecured and due on demand.

NOTE 8. SUBSEQUENT EVENTS

In accordance with ASC 855-10, management has evaluated subsequent events through the date the financial statements were issued.

In July 2013, the Company changed the par value of its common stock from $.0001 to $.00001 and increased the number of common shares authorized from 200,000,000 to 3,000,000,000.  It also added four classes of stock which are Preferred Stock, Classes A, B, C and D.  The total number of authorized shares of preferred stock is 45,000,004 with a par value of $.0001.  Voting powers and other special rights allowable by law are at the discretion of the Board of Directors.  At this time, no designation of any series has been determined.  No preferred shares have been issued.  These changes have not been reflected in the financial statements for the nine months ended June 30, 2013.  Below summarizes the amended authorized shares:

Type of Share	Par	Authorized

Common	$0.00001	3,000,000,000

Preferred - A	$0.00010	4

Preferred - B	$0.00010	10,000,000

Preferred - C	$0.00010	25,000,000

Preferred - D	$0.00010	10,000,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Olie Inc. for the period ended June 30, 2013 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions, changes in and compliance with governmental regulations, changes in tax laws, and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Olie Inc. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10- K

Results of Operations for the three and six months ended June 30, 2013 and June 30, 2012.

Revenues

We had no revenues for the period from December 10, 2010 (date of inception) through June 30, 2013.

Operating Expenses

Total Operating Expenses. Total operating expenses for the three and nine months ended June 30, 2013 and 2012 were $110,221, $201,352, and $16,817 and $41,363, respectively. Total operating expenses consisted of professional fees and selling, general and administrative expenses. The change was primarily due to an increase in consulting fees and attorney fees incurred to assist in implementing our business plan.

Financial Condition

Total Assets. Total assets at June 30, 2013 and September 30, 2012 were $127 and $127, respectively.

Total Liabilities. Total liabilities at June 30, 2013 and September 30, 2012 were $410,126 and $8,824, respectively. Total liabilities consist of notes payable and accounts payable. The change was due to an increase in funds advanced the company by the Robert Gardner, CEO and a non-related party to pay for professional fees associated with implementing our business plan.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $310,221 and $401,352 for the three and nine months ended June 30, 2013. The Company has an accumulated loss of $450,249 during the development stage, December 10, 2010 (date of inception) through June 30, 2013. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are not presently able to meet our obligations as they come due. At June 30, 2013 we had minimal assets and a working capital deficit of $409,999. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the nine months ended June 30, 2013 and 2012 was $(355,194) and $(34,704), respectively. Net cash used in operating activities during the development stage, December 10, 2010 (date of inception) through June 30, 2013 was $(401,702). Net cash used in operating activities includes our net loss and accounts payable.

Net cash provided by financing activities for the three and nine months ended June 30, 2013 and 2012 was $355,194 and $680, respectively. Net cash provided by financing activities for the development stage, December 10, 2010 (date of inception) through June 30, 2013 was $401,829. Net cash provided by financing activities includes the proceeds from stock sales of $40,200 and proceeds from notes payable and notes payable - related party of $361,629.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2013 and September 30, 2012.

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

Item 4. Controls and Procedures.

(a) Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of June 30, 2013, have concluded that as of such date the Company’s disclosure controls and procedures were ineffective. Material weaknesses noted are: lack of a functioning audit committee due to a lack of a majority of independent members; lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and, management dominated by a single individual without adequate compensating controls.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2012 Annual Report on Form 10K.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ending June 30, 2013, the Company issued 500,000 unregistered shares of its common stock for consulting services at a cost basis of par value.

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

OLIE, INC.

Date: August 16, 2013	By:	/s/ Robert Gardner
Robert Gardner,
Principal Executive Office, Principal Accounting Officer
Chief Financial Officer, Secretary,
Chairman of the Board of Directors