Form 10-K
period 2013-09-30
OLIE INC
filed 2014-01-14
CIK 1533311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number: 333-178208

OLIE INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-1220056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 Jameson House 838 West Hastings Street Vancouver B.C.	V6C 0A6
(Address of principal executive offices)	(Zip Code)
+1 604 669 9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.00001 par value
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $188,000 based upon the price of our common stock as of December 2, 2013, of $0.0008. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of than outstanding common stock amounting to 2,000,000,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 2, 2013, there were 2,264,500,000 shares of common stock issued and outstanding.

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

These risks include, by way of example and not in limitation:

·	risks related to our ability to continue as a going concern;
·	the uncertainty of profitability based upon our history of losses;
·	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
·	risks related to our ability to continue to fund research and development costs;
·	risks related to conducting business internationally due to our operations in Israel;
·	risks related to our ability to successfully develop our technology into commercial products,
·	risks related to our ability to successfully prosecute and protect our intellectual property;
·	risks related to tax assessments; and
·	other risks and uncertainties related to our prospects, properties, and business strategy.

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

As used in this Annual Report, the terms "we," "us," "our," "Olie Inc.," and “Issuer” mean Olie Inc., unless the context clearly requires otherwise.

PART I

ITEM 1. BUSINESS

Overview of the Company

We are a development stage company that was incorporated on December 10, 2010. We have commenced only limited operations focused on business acquisitions. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.

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

History

The company has continued throughout the year to continue in a development stage.  Its inception was as a music production company and whilst this was its original prime focus it has throughout the financial year explored development into other areas.  It entertained a relationship with EnCansol that had developed Flat Plate RAM Cell battery technology.  After the negotiations became too protracted the company terminated its relationship as disclosed in its 8K filed on May 10th. 2013.  Similarly it entertained a relationship with Whitehall 1V LLC that owned Mitch Stone Essentials, and by mutual consent that intent was terminated as disclosed in its 8K filed on May 28th. 2013.

Subsequent to the year end the company announced its current corporate plan.  It amended its Articles and Corporate Bylaws to create a series of anti-dilutive, convertible preferred shares. It announced its intention to transform to a Business Development Corporation; including providing corporate advisory services to other issuers, buy mature and secured debt from non-affiliates in other issuers, and with its convertible preferred securities purchase assets and business enterprises.

It is now implementing this plan and in particular, as reported in its 8K filed December 17th. 2013 the company acquired Settlement Management Series 1 LLC (SETI) that owns a $5,000,000 five year, 5% US Treasury Strip. This subsidiary then completed an assignment for $20,000,000 MTN USD credit linked to a Triple A US Treasury Strip (MTN), and also reported in the same 8K.

Marketing / Advertising

For a description of our marketing plans, please see the discussion in the Management Discussion and Analysis section below.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

We have not entered into any franchise agreements or other contracts that have given, or could give rise to, obligations or concessions. We intend to protect our private label for music production on the basis of applicable trademark and trade name laws. Beyond our common law right to our trade name, we do not hold any other intellectual property.

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

Employees

We have commenced only limited operations; therefore, we have no employees and do not anticipate having any employees during the first twelve months of operations. Our officers and Directors provide service to us on an as-needed basis, and we will be relying heavily on our Secretary and Director, Mr. Gardner. When we commence full operations, we will need to hire full-time management and administrative support staff. For a detailed description, see "Plan of Operation".

ITEM 2. PROPERTIES

Our Principal Executive Offices

We do not own any real property. We currently maintain our mailing address at 300 Jameson House, 838 West Hastings Street, Vancouver, British Columbia. The mailing address is a private address and is provided at no cost to the Company. We do not have any present plans for obtaining new office space the current space is sufficient for our operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “OLIE” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

A trading market for our securities did not begin to develop until after the fiscal year ended September 30, 2013.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending September 30, 2013
Quarter Ended	High $	Low $
September 30, 2013	$0.06	$0.0104
March 31, 2013	$1.55	$0.75
June 30, 2013	$1.50	$0.128
December 30, 2012	$1.60	$1.60

Fiscal Year Ending September 30, 2012
Quarter Ended	High $	Low $
September 30, 2012	NA	NA
March 31, 2012	NA	NA
June 30, 2012	NA	NA
December 30, 2011	NA	NA

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

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Record Holders

As of December 2, 2013, we had outstanding 2,264,500,000 shares of common stock, which were held by 40 non affiliated stockholders of record and 1 affiliated stockholders of records.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Board of Directors filed a Registration Statement prepared in accordance with the requirements of Form S-8 under the Securities Act of 1933, as amended, registering 350,000,000 shares of common stock, par value $0.00001, issuable pursuant to the 2013 Employee and Consultant Stock Incentive Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

We have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended September 30, 2013, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Overview

We are a development stage company with limited operations and no revenues from our business operations. We do not anticipate that we will generate significant revenues until we are able to continue making advances in obtaining additional assets and additional revenue generating opportunities. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

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

Plan of Operation

We have not shown any revenues or profits since our inception date. Over the next twelve months we intend to commence an advertising and promotional strategy as we continue to transform into a business acquisition corporation  and generate revenue.

Results of Operations

During the period from December 10, 2010 (date of inception) through September 30, 2011, we incurred a net loss of $1,917. During the year ended September 30, 2012, we incurred a net loss of $46,981. During the year ended September 30, 2013, we incurred a net loss of $5,123,449. These losses consisted of general and administrative expenses, primarily comprising professional fees.

Purchase or Sale of Equipment

We do not expect to purchase or sell any property or significant equipment

Revenues

We had no revenues for the period from December 10, 2010 (date of inception) through September 30, 2013.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2013, reflects assets of $83 comprised entirely of cash, and current liabilities of $295,743. Cash from inception to date have been insufficient to provide the working capital necessary to operate. As of September 30, 2013, loans payable amounted to $171,133 and represented working capital advances. The loans are unsecured, non-interest bearing, and due on demand. Since inception, we have issued 2,264,500,000 shares of common stock to our Directors, consultants and investors.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. Except for private placement financing from July 2011 through September 2011 and an investment by our Directors in 2010, we have not attempted to raise any additional capital. We estimate that we need approximately $100,000 to fund our activities over the next 12 months. We will need to raise approximately an additional $60,000 to fund the ongoing costs of being public. Currently, with cash assets of approximately $83, based on our projected operations over the next year, we cannot operate if no further funds are raised. Our cash assets are being kept in the United States.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements attached to our Annual Report on Form 10-K regarding concerns about our ability to continue as a going concern. Our financial statements for the fiscal period ended September 30, 2013 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OLIE INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

Messineo & Co, CPAs LLC 2471 N McMullen Booth Rd – Ste. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
OLIE, Inc.

We have audited the accompanying balance sheets of OLIE, Inc., a development stage company, as of September 30, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from December 10, 2010 (date of inception) to September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits  The financial statements of OLIE, Inc. as of September 30, 2012, were audited by other auditors whose report dated November 30, 2012, expressed an unqualified opinion on those statements, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OLIE, Inc. as of September 30, 2013, and the results of its operations and its cash flows for the year then ended, and for the period from December 10, 2010 (date of inception) to September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss, negative cash flow from operating activities, and is still in the development stage. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co. CPAs, LLC
Clearwater, Florida
January 13, 2014

BERMAN & COMPANY, P.A.
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
Member Florida Institute of Certified Public Accountants

OLIE Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	September 30,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$83	$127
Total Current Assets	83	127

TOTAL ASSETS	$83	$127
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$124,610	$2,389
Due to related parties	41,188	465
Note payable	129,945	5,970
Total Current Liabilities	295,743	8,824
Stockholders' Deficit
Preferred stock: 45,000,004 authorized; $0.0001 par value
104,955 and 0 shares issued and outstanding	10	-
Common stock: 3,000,000,000 authorized; $0.00001 par value
2,264,500,000 and 96,000,000 shares issued and outstanding	22,645	960
Additional paid in capital	17,625,417	39,240
Accumulated deficit during development stage	(17,943,732)	(48,897)
Total Stockholders' Deficit	(295,660)	(8,697)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$83	$127

* Retroactively restated September 30, 2012 to reflect 40 to 1 forward stock split, effective December 19, 2012

See accompanying accountant's compilation report.

OLIE Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			December 10, 2010
	For the Year Ended		(inception) to
	September 30,		September 30,
	2013	2012	2013
Revenues	$-	$-	$-

Operating Expenses
Selling and marketing	12,530	-	12,530
Compensation	224,594	-	224,594
Operations overhead and maintenance	40,045	-	40,045
Stock based compensation	4,558,600	-	4,558,600
Professional	81,895	19,180	101,075
Impairment	200,000	-	200,000
General and administration	5,785	27,801	35,502
Total operating expenses	5,123,449	46,981	5,172,346

Net loss from operations	(5,123,449)	(46,981)	(5,172,346)

Other income (expense)
Interest expense	(4,503)	-	(4,503)
Gain (loss) on settlement of debt	(12,766,883)	-	(12,766,883)
Net loss	$(17,894,835)	$(46,981)	$(17,943,732)

Basic and dilutive loss per share	$(0.03)	$(0.00)

Weighted average number of
shares outstanding	652,113,699	96,000,000

* Retroactively restated September 30, 2012 to reflect 40 to 1 forward stock split, effective December 19, 2012

See accompanying accountant's compilation report.

OLIE Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit

	Preferred Stock		Common Stock		Additional Paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Recievable	Deficit	Total
Balance, December 10, 2010 (inception)	-	$-	-	$-	$-	$-	$-	$-

Stock issued to related partied	-	-	80,000,000	800	(600)	(200)	-	-
Stock issued for cash and subscriptions	-	-	16,000,000	160	39,840	(480)	-	39,520
Net loss	-	-	-	-	-	-	(1,916)	(1,916)
Balance, September 30, 2011	-	-	96,000,000	960	39,240	(680)	(1,916)	37,604

Stock subscription received	-	-	-	-	-	680	-	680
Net loss	-	-	-	-	-	-	(46,981)	(46,981)
Balance, September 30, 2012	-	-	96,000,000	960	39,240	-	(48,897)	(8,697)

Stock issued for services	-	-	168,500,000	1,685	4,556,915	-	-	4,558,600
Conversion of debt to equity	104,955	10	2,000,000,000	20,000	13,029,262	-	-	13,049,272
Net loss	-	-	-	-	-	-	(17,894,835)	(17,894,835)
Balance, September 30, 2013	104,955	$10	2,264,500,000	$22,645	$17,625,417	$-	$(17,943,732)	$(295,660)

* Retroactively restated September 30, 2012 to reflect 40 to 1 forward stock split, effective December 19, 2012

See accompanying accountant's compilation report.

OLIE Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			December 10, 2010
			(inception)
	Year Ended		through
	September 30,		September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,894,835)	$(46,981)	$(17,943,732)
Adjustment to reconcile net loss to net cash used in operations:
Stock-based compensation	4,558,600	-	4,558,600
Loss on settlement of debt	12,766,883	-	12,766,883
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	122,221	2,389	124,610
Total adjustments	17,447,704	2,389	17,450,093
Net Cash Used in Operating Activities	(447,131)	(44,592)	(493,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder loans, net	323,112	5,971	329,547
Proceeds from Loans	123,975	-	123,975
Proceeds from issuance of stock	-	680	40,200
Net Cash Provided by Financing Activities	447,087	6,651	493,722

Net increase (decrease) in cash and cash equivalents	(44)	(37,941)	83
Cash and cash equivalents, beginning of period	127	38,068	-
Cash and cash equivalents, end of period	$83	$127	$83

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash transactions:
	$-	$-	$-

* Retroactively restated September 30, 2012 to reflect 40 to 1 forward stock split, effective December 19, 2012

See accompanying accountant's compilation report.

OLIE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Olie, Inc. (the “Company”), was incorporated in the State of Delaware on December 10, 2010. The Company is headquartered in British Columbia, Canada.

The Company intends to continue to transform into a business acquisition corporation and has made advances in obtaining assets and revenue generating subsidiaries. The Company’s fiscal year end is September 30.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements comprise Olie, Inc. and its wholly owned subsidiary.  All significant inter-company transactions and balances have been eliminated.

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

OLIE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2013 and 2012, there were no balances that exceeded the federally insured limit.

SHARE BASED PAYMENTS

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of operating expense.

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

OLIE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial statements in order for them to be in conformity with the current year presentation.  The reclassifications had no impact on change in net assets.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2013, the Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3. INCOME TAXES

The Company has net operating loss carryforwards totaling approximately $17,895,000 at September 30, 2013, expiring through 2033. Utilization of these net operating losses may be limited due to potential ownership changes under the Internal Revenue Code.

Significant deferred tax assets at September 30, 2013 and 2012 are approximately as follows:

	September 30, 2013	September 30, 2012
Gross deferred tax assets:
Net operating loss carryforward	$(7,873,800)	$(20,000)
Total deferred tax assets	7,873,800	20,000
Less: Valuation allowance	(7,873,800)	(20,000)
Net deferred tax assets recorded	$-	$-

OLIE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance at September 30, 2012 was $20,000. The increase in valuation allowance during the period ended September 30, 2013 was approximately $7,853,800. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2013.

The Company has not filed its Federal or State income tax returns for the years ended September 30, 2013 and 2012. Management plans to file all delinquent tax returns as soon as possible.

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

There was no income tax expense for the years ended September 30, 2013 and 2012 due to the Company’s net losses.

The actual tax benefit differs from the expected tax benefit for the years ended September 30, 2013 and 2012, respectively, (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and a state rate of 10%, for a blended rate of 40.6%) as follows:

	September 30, 2013	September 30, 2012
Expected tax benefit - Federal	$(6,064,300)	$(14,000)
Expected tax benefit - State	(1,789,500)	(5,000)
Change in valuation allowance	7,853,800	19,000
Actual tax expense (benefit)	$-	$-

OLIE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's financial instruments consisted of accrued expenses and accounts payable, loan payable and loan payable – related party. The carrying amount of the Company's financial instruments generally approximate their fair value as of September 30, 2013, due to the short-term nature of these instruments.

NOTE 5. NOTE PAYABLE

In July 2012, the Company received $5,970. The loan is non-interest bearing, unsecured, and was due and paid on July 31, 2013.

During the year ending September 30, 2013, various non related parties paid certain expenses for the Company in the amount of $123,975. The loans are non-interest bearing, unsecured and due on demand.

NOTE 6. DUE TO RELATED PARTIES

In February 2011, the Company’s Secretary loaned $465. The loan is non-interest bearing, unsecured, and due on demand.

As of September 30, 2013, the Company owed Robert Gardner, CEO $40,723 for certain expenses paid for on behalf of the Company. The loan bears interest at 6% per annum, is unsecured and due on demand. During the year additional advances, in the amount of $282,389, including $200,000 paid for the acquisition of EnCanSol Capital Corporation (agreement subsequently terminated and costs were written off as an impairment) were received and exchanged for preferred and common shares, as described in Note 7. Accrued interest, in the amount of $4,503 was due as of September 30, 2013.

OLIE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. COMMON AND PREFERRED STOCK

STOCK TRANSACTIONS

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

On December 10, 2010 (date of inception) the Company issued 80,000,000 shares of common stock (2,000,000 pre-split shares) to founders at a subscription price of $200 ($0.0000025/share).

On September 1, 2011, the Company issued 16,000,000 shares of common stock (400,000 pre-split shares), to individuals, in exchange for $40,000 cash at $0.025 per share.

On April 29, 2013, the Company issued 500,000 shares of common stock for services rendered.  These shares were valued at $325,000.

On June 18, 2013, the Company changed its common stock par value from $.0001 to $.00001.

On June 25, 2013, the Company issued 2 billion shares of common stock to its CEO in exchange for $20,000 of debt owed.  These shares were valued at $12,786,883, with a corresponding charge to a loss on exchange of debt, in the amount of $12,766,883.

On August 9, 2013, the Company issued 168,000,000 shares of common stock to various consultants for services rendered.  These shares were valued at the fair market trading value, in the amount of $4,233,600, at the date of grant.

PREFERRED STOCK

There are 4 shares of Series A preferred stock authorized and zero issued and outstanding.  These shares have a par value of $.0001 per share.

The holders of Series B preferred stock are entitled to receive dividends when, and if declared by the Board of Directors, in its sole discretion.  Upon liquidation, dissolution or winding up of the corporation, whether voluntarily or involuntarily, before any distribution or payment shall be made to the holders of any stock ranking  junior to the Series B preferred stock, the holders of the Series B preferred stock are entitled to be paid out of the assets of the corporation an amount equal to $1.00 per share or in the event of an aggregate subscription by a single subscriber for Series B preferred stock in excess of $100,000, $0.997 per share (as adjusted for any stock dividends, combinations, splits and recapitalization), plus all declared but unpaid dividends, for each share of Series B preferred stock held.  After the payment of the full applicable preference value of each share of the Series B preferred stock, the remaining assets of the corporation legally available for distribution, if any, will be distributed ratably to the holders of the corporation’s common stock.  There are 10,000,000 shares authorized and zero issued and outstanding.  These shares have a par value of $.0001 per share.

OLIE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The holders of Series C preferred stock are entitled to receive dividends when, and if declared by the Board of Directors, in its sole discretion. Upon liquidation, dissolution or winding up of the corporation, whether voluntarily or involuntarily, before any distribution or payment shall be made to the holders of any stock ranking  junior to the Series C preferred stock, the holders of the Series C preferred stock are entitled to be paid out of the assets of the corporation an amount equal to $1.00 per share or in the event of an aggregate subscription by a single subscriber for Series C preferred stock in excess of $100,000, $0.997 per share (as adjusted for any stock dividends, combinations, splits and recapitalization), plus all declared but unpaid dividends, for each share of Series C preferred stock held.  After the payment of the full applicable preference value of each share of the Series C preferred stock, the remaining assets of the corporation legally available for distribution, if any, will be distributed ratably to the holders of the corporation’s common stock.  There are 25,000,000 shares authorized and zero issued and outstanding.  These shares have a par value of $.0001 per share.

The holders of Series D preferred stock are entitled to receive dividends when, and if declared by the Board of Directors, in its sole discretion. Upon liquidation, dissolution or winding up of the corporation, whether voluntarily or involuntarily, before any distribution or payment shall be made to the holders of any stock ranking  junior to the Series D preferred stock, the holders of the Series D preferred stock are entitled to be paid out of the assets of the corporation an amount equal to $1.00 per share or in the event of an aggregate subscription by a single subscriber for Series D preferred stock in excess of $100,000, $0.997 per share (as adjusted for any stock dividends, combinations, splits and recapitalization), plus all declared but unpaid dividends, for each share of Series D preferred stock held.  After the payment of the full applicable preference value of each share of the Series D preferred stock, the remaining assets of the corporation legally available for distribution, if any, will be distributed ratably to the holders of the corporation’s common stock.  There are 10,000,000 shares authorized and zero issued and outstanding.  These shares have a par value of $.0001 per share.

On June 25, 2013, the Company issued 104,955 shares of Preferred Series B stock to the CEO in exchange for debt. These shares were valued at $262,389, the amount of debt exchanged (valued at $2.50 per share).

NOTE 8. RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it is relying on advances from its shareholders and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.

As of September 30, 2013, there has been $323,577 advanced from these related parties. The balance is documented with a demand note that carries no repayment terms and 6% per annum interest. During the quarter ending September 30, 2013, the Company forgave $282,389 of the debt.  The balance due to the related party at September 30, 2013 and September 30, 2012 was $41,188 and $465, respectively.

The above amount is not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

During the year ended September 30, 2013, 2 billion shares of common stock and 104,955 shares of Preferred Series B stock were issued to the CEO and were valued at $12,766,893.  See Note 7 for details.

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC 855-10, management has evaluated subsequent events through the date the financial statements were issued.

On November 3, 2013, the Company created a series of anti-dilutive convertible preferred shares.

On November 16, 2013, the Company entered into an agreement to purchase all assets and liabilities of Settlement Management Series 1, LLC (SETI) in exchange for 2,000,000 shares of Preferred Series B stock and 4.9% of the total issued and outstanding common stock.  This transaction will make SETI a wholly owned subsidiary of the Company.

On December 17, 2013, the Company completed an assignment for $20,000,000 MTN, credit linked to a Triple A US Treasury Strip.  This MTN matures in ten years and bears interest of 5% per annum.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 8, 2013 the company informed its registered independent public accountant, Berman & Company PA. (“B&Co”), of Boca Raton Florida of their dismissal. The Board of Directors approved the decision to change independent accountants and there have been no disagreements with B&CO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of B&CO would have caused them to make reference thereto in their report on the financial statements.

On February 8, 2013, the Company engaged Drake, Klein, Messineo, CPAs PA (“DKM”) of Clearwater, Florida, as its new registered independent public accountant.  On May 10, 2013 the Company dismissed DKM and engaged Messineo & Co., CPAs, LLC (“M&Co”).  DKM did not audit any periods and issued no reports.  There were no disagreements with DKM on any matter of accounting principles or practices, financial statement disclosures or audit scope or procedure, which disagreements, if not resolved to the satisfaction of DKM would have caused them to make reference thereto to filings or their report on the financial statements.

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

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position
Robert Gardner	73	President, Chief Executive Officer, Chief Financial Officer and Director

Mr. Robert Gardner

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Robert Gardner was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and Director on September 10, 2012.  He is the Proprietor and Principal of Gardner & Associates in Vancouver.  He is a Barrister and Solicitor in the Province of British Columbia where he was called and admitted in 1966.  He is currently President of Q-Gold Resources Ltd., a position he has held since approximately July of 2010. Formerly, he was Chairman of Viridis Energy, Inc. from approximately December 2009 until April 2011.  He also served as President, CFO and Secretary of First Star Resources, Inc. from November 2010 through approximately December 2011. He was a member of the Board and Chairman of Stealth Energy from approximately 2006 until his resignation in approximately July 2011. He was Chairman and a member of the Board of Genco Resources (now Silvermex Resources, Inc.) from approximately February 2003 until his resignation in May 2010.  During his time at Genco Resources, he also served as acting CEO from January 2009 to February 2010. He was a Director for Kootenay Gold, Inc. from June 2003 until his resignation in March 2009. He served as Chairman of Andover Resources from December 2006 until his resignation in September 2008.  He was on the Board of Chief Consolidated Mining as an U.S.-associated company to Andover from March 2008 until his resignation in 2010. He was a Director for Atlas Technology Group from August 2005 until his resignation in February 2009. He served as Chairman of Bolero Resources Corp. from February 2006 until his resignation in February 2008. He was on the Board of Directors of Getty Copper from approximately 2003 until his resignation in November 2004. He was a director of Triple Dragon Resources, Inc. from February 23, 2006 to June 4, 2007.

Mr. Gardner was called to the Bar of England and Wales in 1964 and called and admitted in British Columbia in 1966.  He is a member of the Honourable Society of the Inner Temple (London).  He graduated from Cambridge University in 1961 with a BA, in 1962 with an LLB, in 1965 with an MA, and in 1995 with an LLM.  He was made a Queens Counsel in 1989.

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

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

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions. The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons. First, the Company is a development stage company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company. The challenges faced by the Company at this stage – obtaining financing and performing research and development activities – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business. Second, Mr. Gardner is uniquely suited to fulfill both positions of responsibility because he possesses management experience, technical experience, and experience with start-up companies.

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

ITEM 11. EXECUTIVE COMPENSATION

We have not paid, nor do we owe, any compensation to our executive officers for the year ending September 30, 2013. From inception through September 30, 2013, we have not paid any compensation to our officers.

As of September 30, 2013, we had no employment agreements with any of our executive officers or employees.

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

The percentages below are calculated based on 2,264,500 shares of our common stock issued and outstanding as of December 2, 2013. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (²)	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)
Common Stock	Mr. Robert Gardner	2,000,000,000	88%

All officers as a Group			88%

(¹)	Based on 2,000,000,000 shares of our common stock outstanding.
(²)	The address for Mr. Gardner is 300 Jameson House, 838 West Hastings Street, Vancouver, British Columbia V6C 0A6

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

·	any Director or officer of our Company;

·	any proposed Director of officer of our Company;

·	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

·	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Period ended September 30, 2012(1)	Year ended September 30, 2013(2)

Audit Fees	$7,081	$7,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Notes :

(1)	For the year ended September 30, 2012, principal accountants of the Company were Berman & Co, P.A.
(2)	For the year ended September 30, 2013, principal accountants of the Company were Messineo & Co., CPAs , LLC.

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

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on November 29, 2011).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on November 29, 2011).

31	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Robert Gardner

32	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Robert Gardner

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

OLIE INC. (Registrant)

Dated: January 13, 2014	By:	/s/ Robert Gardner
Name: Robert Gardner
Title: President, Chief Executive and Financial Officer (Principal Executive and Financial Officer), and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: January 13, 2014	By:	/s/ Robert Gardner
Name: Robert Gardner
Title: President, Chief Executive and Treasurer (Principal Executive and Financial Officer), and Director