Form 10-K/A
period 2013-09-30
OLIE INC
filed 2014-01-28
CIK 1533311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of  Olie Inc. (the “Company”) for the year ended September 30, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on January 14, 2014. The Amendment is being filed to submit Exhibit 99.1, 99.2, 99.3 and 99.4. The Amendment revises the exhibit index included in Part IV, Item 15 of the Original Filing.  In addition, the Amendment revises certain disclosures related to the Company’s Audit Committee.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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

Preferred Share Conversion Rights:

Preferred shares that have been issued and outstanding are held by controlling members and executive management.  Management has waived rights of conversion, to the extent of available authorized shares, until such time that an adequate number of shares are available through amendments increasing the authorized shares or other events.

Series Preferred A: If at least one share of Series A Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series A Preferred Stock at any given time, regardless of their number, shall be convertible into the number of shares of Common Stock which equals four times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of conversion, plus ii) the total number of shares of Series B Preferred Stocks, Series C Preferred Stock and Series D Preferred Stocks which are issued and outstanding at the time of conversion.

Series Preferred B: Each share of Series B Preferred Stock shall be convertible at par value $0.00001 per share into the number of shares of the Corporation's common stock, par value $0.00001 per share (the "Common Stock") equal to the price of the Series B Preferred Stock as stated in the Bylaws, divided by the par value of the Series B Preferred, subject to adjustment as may be determined by the Board of Directors from time to time (the "Conversion Rate").

OLIE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series Preferred C: Each share of Series C Preferred Stock shall be convertible at par value $0.00001 per share into the number of shares of the Corporation's common stock, par value $0.00001 per share (the "Common Stock") equal to the price of the Series C Preferred Stock as stated in the Bylaws, divided by the par value of the Series C Preferred, subject to adjustment as may be determined by the Board of Directors from time to time (the "Conversion Rate").

Series Preferred D: Each share of Series D Preferred Stock shall be convertible at par value $0.00001 per share into the number of shares of the Corporation's common stock, par value $0.00001 per share (the "Common Stock") equal to the price of the Series D Preferred Stock as stated in the Bylaws, divided by the par value of the Series D Preferred, subject to adjustment as may be determined by the Board of Directors from time to time (the "Conversion Rate").

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

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on November 29, 2011).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on November 29, 2011).

31	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Robert Gardner

32	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Robert Gardner

99.1	Audit Committee Charter

99.2	Whistle Blower Policy

99.3	Canadian NP 58-101 Disclosures

99.4	Canadian NP 52-110 Disclosures

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

OLIE INC. (Registrant)

Dated: January 27, 2014	By:	/s/ Robert Gardner
Name: Robert Gardner
Title: President, Chief Executive and Financial Officer (Principal Executive and Financial Officer), and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: January 27, 2014	By:	/s/ Robert Gardner
Name: Robert Gardner
Title: President, Chief Executive and Treasurer (Principal Executive and Financial Officer), and Director