Form 10-Q
period 2013-12-31
OLIE INC
filed 2014-02-25
CIK 1533311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number 333-178208

OLIE INC.
(Name of small business issuer in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

33-1220056
(I.R.S. Employer Identification No.)

300-838 Hastings Street Vancouver, BC V6C0A6
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code : (604) 828-9999

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes     [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] Yes     [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of December, 2013 was 2,426,500,000.

Part I. Financial Information

Item 1. Consolidated Financial Statements.

Olie Inc.
Consolidated Balance Sheets

	December 31, 2013	September 30, 2013
ASSETS		(Restated)
Current Assets
Cash and cash equivalents	$83	$83
Total Current Assets	83	83

Long Term Assets
Investments	400,000	-

TOTAL ASSETS	$400,083	$83

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$264,825	$124,610
Deferred Revenue	239,919	-
Due to Related Parties	-	41,188
Note Payable	13,445	129,945
Total Current Liabilities	518,189	295,743

SHAREHOLDERS EQUITY
Convertible preferred stock: 45,000,004 authorized; $0.0001 par value 361,145 and 295,035 Series B shares issued and outstanding	27	10
Common stock: 3,000,000,000 authorized; $0.00001 par value 2,426,500,000 shares issued and outstanding	24,265	22,645
Additional paid in capital	2,187,137	297,599
Accumulated deficit during development stage	(2,329,535)	(615,914)
Total Stockholders' Deficit	(118,106)	(295,660)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$400,083	$83

See notes to financial statements

Olie Inc.
Consolidated Statements of Operations

	For Quarter Ended December 31
	2013	2012
Revenues	$10,081	$-
Operating Expenses
General and Administration	1,723,702	30
Net loss	$(1,713,621)	$(30)
Loss per Common Shares - Basic and Diluted*	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding	2,345,500,000	96,000,000

See notes to financial statements

Olie Inc.
Consolidated Statements of Cash Flows

	Quarter Ended December 31
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,713,621)	$(30)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	1,475,700	-
Receipt of revenue in form of customer equity securities	(10,081)

Changes in operating assets and liabilities:
Decrease in Accounts Payable	248,002	30
NET CASH USED IN OPERATING ACTIVITIES	-	-

INCREASE (DECREASE) IN CASH	0	0

CASH - BEGINNING OF PERIOD	83	126

CASH - END OF PERIOD	$83	$126

NON-CASH TRANSACTIONS
Purchase of investment in Hi Score with preferred shares	$150,000	$-
Issuance of preferred shares for debt	$265,464	$-

See notes to financial statements

OLIE INC.
Notes to Consolidated Financial Statements
For the period ending December 31, 2013

NOTE 1. NATURE OF OPERATIONS

ORGANIZATION

Olie Inc. (the “Company”), was incorporated in Delaware on December 10, 2010. The Company intends to focus on the development of opportunities to invest in client issuers by providing either nominal stage equity, and/or “fix-it” capital for existing private or thinly traded public companies along with strategic guidance and corporate restructuring, debt consolidation, and equity enhancement advice.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

REVENUE RECOGNITION

Olie Inc. recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

NOTE 3. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2013, the Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

NOTE 4. COMMON STOCK

During the current quarter, the Company issued 191,000,000 common shares to various consultants for services rendered. These shares were valued at the fair market trading value of $1,475,700 at the date of grant.

Also during the current quarter, the Company cancelled a contract to issue 29,000,000 shares for non-performance.

NOTE 5. PREFERRED STOCK

On November 30, 2013 Olie Inc purchased 60,000 Series B convertible preferred shares of Hi Score Corp by issuing 60,000 of Olie's Series B convertible preferred shares, all valued at $2.50/share. Similar to Olie’s Series B convertible preferred shares, each Hi Score share is convertible into 250,000 common shares.

During the current quarter, 106,190 Series B preferred shares were issued in exchanged for accounts payable and debt totalling $248,002.

NOTE 6. NOTES PAYABLE

As of December 31, 2013, the Company owes $13,445, which loans are non-interest bearing and due on demand.

NOTE 7. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

The financial statements for the year ended September 30, 2013 are being restated to correct valuation of equity transactions. A summary of the restatement is as follows

	As Originally
	Reported	Restatement	Restated
Statement of Stockholders Equity
Preferred stock	10		10
Common stock	22,645		22,645
Additional paid in capital	17,625,417	(17,327,818)	297,599
Accumulated deficit	(17,943,732)	17,327,818	(615,914)
Totals	(295,660)	-	(295,660)
Statement of Operations
Operating expenses	17,894,835	17,327,818	615,914
Net loss	(17,894,835)	17,327,818	(615,914)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Olie Inc. for the period ended December 31, 2013 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to September 30, 2013, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Overview

BUSINESS ACTIVITIES

We focus on the development of opportunities to invest in client issuers by providing either nominal stage equity, and/or “fix-it” capital for existing private or thinly traded public companies along with strategic guidance and corporate restructuring, debt consolidation, and equity enhancement advice.

Our principal objective is both current consulting income and long-term capital appreciation. We may invest in debt securities of these companies, or may acquire an equity interest in the form of preferred stock, warrants or options to acquire stock or the right to convert the debt securities into stock. We may invest alone, or as part of a larger investment group. Consistent with our status as a 1934 Act Holding Company, attempting to transition to a BDC in the future, we will provide managerial assistance, potentially in the form of a consulting agreement or in the form of a board of director’s seat, to the developing companies in which we provide corporate & advisory services.

In addition, we look to acquire either a minority or controlling interest in companies in a roll-up strategy, through Forward Acquisition Agreements. It is anticipated that any acquisitions will be primarily in exchange for a specific class or designation of our convertible preferred stock. The principal objective of acquisitions pursuant to a roll-up strategy would be to consolidate an industry and either sell the acquired entities as a larger unit, or take the unit public through an initial public offering, spin-off to our shareholders one year after incubation. Our principle objectives are to roll up OTC & OTCQB Companies as well as Private Companies, either for their Shareholder base or Net Stock Holders Equity.

MODEL 1. INCOME GENERATION

Income generation is sought from assigning matured long term secured loans from non affiliates in our client issuer companies and other non-portfolio companies, and making introductions to other non-affiliated lending sources.

We seek to acquire secured debt with conversion privileges or options to acquire common stock or equity securities that are typically the issuer’s most senior preferred stock at the time of our investment. In cases where we acquire common shares, the issuer typically has only common stock outstanding. We believe that investing in an issuer’s most senior and/or secured debt or equity securities provides some protection and is one way to potentially mitigate the otherwise high risks investing. Since securities that we acquire directly from selling stockholders may not represent the most senior securities of the issuer, we may seek to negotiate terms, such as warrants or other structural protections, which are intended to provide some additional value protection. Although we seek to invest in the most senior class of securities or obtain other protections, the seniority and other protections provided in these types of investments may be diminished if the portfolio company issues more senior securities in a subsequent financing round.

  Acquisition price: We seek the acquisition of private securities at a valuation that creates the potential for our target “arbitrage” return on our investment once the company is publicly traded. We believe that “buying right” at a lower price earnings multiple is one of the keys to success along with growth of earnings in our portfolio company from either or both organic growth and further acquisitions of earnings from additional investments in other related companies.

The main strategy for value creation of portfolio companies is SEC registration for transparency with financial reporting and liquidity through subsequent SEC registration for public stock trading. A price to earnings multiple “arbitrage” ratios between public stock and private stock may increase our portfolio company holding value. This concept is based on the investment market value accretion for going from private to public status. Factors such as financial and operating transparency, quality of liquidity, management and asset, and earnings acquisition are improved when a company is publically traded versus privately owned and operated.

MODEL 2. CAPITAL APPRECIATION

Capital appreciation is sought from our equity participation and profit realization from a sale of some or all of our equity in a client Issuer's company’s investment. We may assign aged matured, secure debt from unrelated parties to the Issuer, and/or fees earned and received for providing managerial support and other corporate consulting services to a client.

We may also initiate and help develop a new controlling acquisition entity (“Newco”) for a particular industry. We may partner with specific industry management “experts” to help create this portfolio acquisition company in an industry to build revenue, profits and value of a Newco. We shall not directly operate such a Newco.

The main strategy for value creation of portfolio companies is SEC registration for transparency with financial reporting and liquidity through subsequent SEC registration for public stock trading. A price to earnings multiple “arbitrage” ratio between public stock and private stock may increase our portfolio company holding value. This concept is based on the investment market value accretion for going from private to public status. Factors such as financial and operating transparency, quality of liquidity, management and asset, and earnings acquisition are improved when a company is publically traded versus privately owned and operated.

Our Investment Goals

We seek to invest in micro-cap, small-cap and lower middle market companies that we believe will be able to file an audited registration statement with the SEC within approximately 6 months or less after our initial investment, and complete a registration to issue portfolio company shares within approximately 12 months after the closing of our initial investment. However, there may be delays due to completion of auditor requirements or a strategy decision to delay trading of our portfolio company shares at our sole discretion.

After, registration with the SEC, the client issuer may seek and obtain an exchange listing when it is strategically advantageous. However, we typically will be subject to a lockup restriction which prohibits us from selling our investment during the customary 180-day period following the exchange listing. Once this lockup restriction expires, we expect to sell some or all of our shares in the portfolio company in the public markets as are strategically advantageous. However, we have the sole discretion to hold our position to the extent we believe the client issuer is not being appropriately valued in the public markets or is adversely affected by market or industry cyclicality. Accordingly, we anticipate our typical investment horizon for portfolio investments will be 12 to 36 months. We may pursue investments with a shorter expected investment horizon, where we believe the portfolio company may file for public trading of shares sooner than 12 months or has a registration statement filed at the time of our investment. In each case, we have the discretion to hold securities for a longer period. There can be no assurance that we will be able to achieve our targeted return on our investments in portfolio companies once they go public.

If the private companies in which we invest do not perform as planned, they may be unable to successfully complete a security public registration within our typical targeted 12 -month time frame, or at all, or may decide to abandon their plans. In such cases, we will likely exceed our targeted 36-month holding period and the value of these investments may decline substantially if the going public exit is no longer viable. We may also be forced to take other steps to exit these investments, including the use of the trading platforms of private secondary marketplaces that specialize in the trading of private company securities.

Although we expect that some of our equity investments may trade on these trading platforms, the securities we hold will typically be subject to legal and other restrictions on resale that may prevent us from using these trading platforms or otherwise selling our securities, and will otherwise be less liquid than publicly traded securities. Furthermore, trading in private securities markets involves risks given the possible imbalance of information between such transaction participants. In addition, while some portfolio companies may trade on the trading platforms of private secondary marketplaces, we can provide no assurance that such a trading market will be available for particular companies, will continue or remain active, or that we will be able to sell our position in any portfolio company at the time we desire to do so and at the price we anticipate.

Since we may not seek to control a portfolio company, we may not expect to have input as to when, or if, our portfolio companies choose to pursue a SEC share trading registration. In certain cases, our portfolio companies may choose to delay the registration because of either adverse conditions in their particular industry or the equity markets generally. In other cases, our portfolio companies may be performing poorly or not achieving the milestones that an investment bank would require to underwrite a share offering. In such cases, our portfolio companies may need to raise additional capital, which may cause dilution to, or adversely affect, our ownership interests, or we may have to make additional follow-on investments pro rata with other investors in order to preserve our rights and preferences of our initial investment.

Client Issuer Progress

As part of our services agreement & MOU for our client issuers, we typically require information rights that give us access to the company’s quarterly and annual financial statements as well as the company’s annual budget. Although we do not have a control position, we attempt to have an on-going dialogue, on at least a quarterly basis, with our client issuer's management teams to review the company’s business prospects, financial results, and exit strategy plans.

Since we may not be in a position to control the management, operation and strategic decision-making of the companies we invest or advise for, a client issuer may make business decisions with which we disagree, and the stockholders and management of such a company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the equity investments that we will typically hold in our client companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a client company or its substantial stockholders, and may therefore suffer a decrease in the value of our investments.

We also use our ongoing discussions with our portfolio company management teams to monitor their continued commitment to completing a registration and, when requested, to provide our insights on the current investment market and what we believe are the key differentiators for successful registration and share offering.

We also offer significant managerial assistance to our portfolio companies as requires for registered business development companies under the Act. We expect that this managerial assistance will likely involve consulting and advice for the going and staying public and public capital markets. As a business development company, we are required to offer, and in some cases provide and be paid for, such managerial assistance.

Disposition of Investments in Publicly Traded Client Issuers

Our primary source of investment return will be generated from net capital gains realized on the disposition of our client Issuer's investments, which typically will occur after a client issuer completes a share trading registration, or it will arise from our purchase and assignment of Non Affiliate Unrelated Party, Aged Debt. We are also typically prohibited from exiting investments in our publicly traded client issuer company until the expiration of the customary post-public lockup agreement, unless we have purchased aged secure, non affiliate debt where the lock up provisions are already matured.

Also, the market prices of client issuers that have recently completed a forced conversion of aged, mature debt from non affiliates typically experience high volatility and are driven by such factors as overall market conditions, the industry conditions for the particular sector in which the client issuer operates, the relative size of the public float, and the potential selling activities of other investors and possibly management.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10- K

Results of Operations for the three months ended December 31, 2013 and December 31, 2012.

Revenues

In December of 2013 Olie Inc signed a one year consulting agreement with Laredo Corp. in exchange for $250,000. It was agreed upon that Olie Inc would accept 100,000 preferred shares of Laredo's valued at $2.50 as payment.

Operating Expenses

Total Operating Expenses. Total operating expenses for the three months ended December, 2013 and 2012 were $1,723,701, and $30. Total operating expenses consisted of stock compensation, professional fees and selling, general and administrative expenses. The change was primarily due to an increase in issuance of shares for consulting fees and attorney fees incurred to assist in implementing our business plan.

Financial Condition

Total Assets. Total assets at December 31, 2013 and September 30, 2013 were $400,083 and $83 respectively.

Total Liabilities. Total liabilities at December 31, 2013 and September 30, 2013 were $410,126 and $8,824, respectively. Total liabilities consist of notes payable and accounts payable. The change was due to an increase in funds advanced the company by the Robert Gardner, CEO, and a non-related party to pay for professional fees associated with implementing our business plan.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $1,713,621 for the three ended December 31, 2013. Due to the absence of positive cash flows from operations, the Company will require additional funding to continue to provide its services. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are not presently able to meet our obligations as they come due. At December 31, 2013 we had minimal assets and a working capital deficit of $518,106. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the three months ended December 30, 2013 and 2012 was $0 and $0, respectively. Net cash used in operating activities includes our net loss, stock compensation, and accounts payable

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. We are presently engaged in capital raising activities through one or more private offering of our company’s securities. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 3 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We have no known demands or commitments and are not aware of any events or uncertainties that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of December 31, 2013 and September 30, 2013.

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

Item 4. Controls and Procedures .

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

For a full discussion of controls and procedures refer to Item 9A, Controls and Procedures, in our 2013 Annual Report on Form 10K.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number and Description

(a)	Financial Statements*

(b)	Exhibits required by Item 601, Regulation S-K;

Exhibit	Description
No.

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1 files on November 29, 2012).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on November 29, 2012).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Robert Gardner

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Robert Gardner

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

OLIE INC.

Date: Feb.24, 2014	By:	/s/ Robert Gardner
Robert Gardner,
Principal Executive Office, Principal Accounting
Officer
Chief Financial Officer, Secretary,
Chairman of the Board of Directors