Form 10-K/A
period 2013-09-30
OLIE INC
filed 2014-03-25
CIK 1533311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number: 333-178208

OLIE INC.
(Exact name of Registrant as specified in its charter)

Delaware	33-1220056
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

300 Jameson House
838 West Hastings Street
Vancouver B.C.	V6C 0A6
(Address of principal executive offices)	(Zip Code)

+1 604 669 9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.00001 par value
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] Yes [X] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[   ] Yes [X] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes[   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]     Accelerated filer [   ]     Non-accelerated filer [   ]     Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ] No [X]

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

These risks include, by way of example and not in limitation:

  risks related to our ability to continue as a going concern;
  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
  risks related to our ability to continue to fund research and development costs;
  risks related to conducting business internationally due to our operations in Israel;
  risks related to our ability to successfully develop our technology into commercial products, risks related to our ability to successfully prosecute and protect our intellectual property;
  risks related to tax assessments; and
  other risks and uncertainties related to our prospects, properties, and business strategy.

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

History

The company has continued throughout the year to continue in a development stage. Its inception was as a music production company and whilst this was its original prime focus it has throughout the financial year explored development into other areas. It entertained a relationship with EnCansol that had developed Flat Plate RAM Cell battery technology. After the negotiations became too protracted the company terminated its relationship as disclosed in its 8K filed on May 10th 2013. Similarly it entertained a relationship with Whitehall 1V LLC that owned Mitch Stone Essentials, and by mutual consent that intent was terminated as disclosed in its 8K filed on May 28th 2013.

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

It is now implementing this plan and in particular, as reported in its 8K filed December 17th. 2013 the company acquired Settlement Management Series 1 LLC (SET1) that owns a $5,000,000 five year, 5% US Treasury Strip. This subsidiary then completed an assignment for $20,000,000 MTN USD credit linked to a Triple A US Treasury Strip (MTN), and also reported in the same 8K.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “OLIE” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc. Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA. Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

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

Results of Operations

During the period from December 10, 2010 (date of inception) through September 30, 2011, we incurred a net loss of $1,917. During the year ended September 30, 2012, we incurred a net loss of $46,981. During the year ended September 30, 2013, we incurred a net loss of $756,563. These losses consisted of general and administrative expenses, primarily comprising professional fees.

Purchase or Sale of Equipment

We do not expect to purchase or sell any property or significant equipment

Revenues

We had no revenues for the period from December 10, 2010 (date of inception) through September 30, 2013.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2013, reflects assets of $83 comprised entirely of cash, and current liabilities of $295,743. Cash from inception to date have been insufficient to provide the working capital necessary to operate. During the year ended September 30, 2013, virtually all expenses were paid with issuances of stock. As of September 30, 2013, loans payable amounted to $171,133 and represented accrued compensation payable. The loans are unsecured, non-interest bearing, and due on demand. Since inception, we have issued 2,264,500,000 shares of common stock to our Directors, consultants and investors.

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
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Olie, Inc. (a development stage company)
Vancouver, Canada

We have audited the accompanying consolidated balance sheet of Olie, Inc. and is subsidiary (a development stage company) (collectively, the “Company”), as of September 30, 2013 and the related consolidated statements of expenses, stockholders’ deficit and cash flows for the year then ended and for the period from December 10, 2010 (date of inception) through September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits The financial statements of Olie, Inc. for the period December 10, 2010 (date of inception) through September 30, 2012 includes a net loss of $48,897. Our opinion on the statements of expenses, shareholders' deficit and cash flows for the period December 10, 2010 (inception) through September 30, 2013, insofar as it relates to amounts for prior periods through September 30, 2012, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Olie, Inc. and its subsidiary as of September 30, 2013, and the results of their operations and their cash flows for the year then ended, and for the period from December 10, 2010 (date of inception) to September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 8 to the financial statements, errors resulting in an understatement of revenue and an overstatement of deferred revenue were discovered by management. Accordingly, adjustments have been made to correct the error.

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

March 24, 2014

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
Member Florida Institute of Certified Public Accountants

OLIE Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	September 30,
	2013	2012
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$83	$127
Total Current Assets	83	127

TOTAL ASSETS	$83	$127
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$172,610	$2,389
Due to related parties	41,188	465
Note payable	129,945	5,970
Total Current Liabilities	343,743	8,824
Stockholders' Deficit
Preferred stock: 45,000,004 authorized; $0.0001 par value 104,955 and 0 shares issued and outstanding	10	-
Common stock: 3,000,000,000 authorized; $0.00001 par value 2,264,500,000 and 96,000,000 shares issued and outstanding	22,350	960
Additional paid in capital	439,440	39,240
Deficit accumulated during development stage	(805,460)	(48,897)
Total Stockholders' Deficit	(343,660)	(8,697)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$83	$127

See accompanying notes to the consolidated financial statements.

OLIE Inc.
(A Development Stage Company)
Consolidated Statements of Expenses

			December 10,
			2010
	For the Year Ended		(inception) to
	September 30,		September 30,
	2013	2012	2013
	(Restated)		(Restated)
Revenues	$-	$-	$-

Operating expenses	752,060	46,981	800,957

Net loss from operations	(752,060)	(46,981)	(800,957)

Other income (expense)
Interest expense	(4,503)	-	(4,503)
Net loss	$(756,563)	$(46,981)	$(805,460)

Basic and dilutive loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	1,165,500,000	96,000,000

See accompanying notes to the consolidated financial statements.

OLIE Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit

					Additional Paid
	Preferred Stock		Common Stock		in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, December 10, 2010 (inception)	-	$-	-	$-	$-	$-	$-	$-
Stock issued to related partied	-	-	80,000,000	800	(600)	(200)	-	-
Stock issued for cash and subscriptions	-	-	16,000,000	160	39,840	(480)	-	39,520
Net loss	-	-	-	-	-	-	(1,916)	(1,916)
Balance, September 30, 2011	-	-	96,000,000	960	39,240	(680)	(1,916)	37,604
Stock subscription received	-	-	-	-	-	680	-	680
Net loss	-	-	-	-	-	-	(46,981)	(46,981)
Balance, September 30, 2012	-	-	96,000,000	960	39,240	-	(48,897)	(8,697)
Stock issued for services	-	-	139,000,000	1,390	141,818	-	-	143,208
Conversion of debt to equity	104,955	10	2,000,000,000	20,000	258,382	-	-	278,392
Net loss	-	-	-	-	-	-	(756,563)	(756,563)
Balance, September 30, 2013 (Restated)	104,955	$10	2,264,500,000	$22,350	$439,440	$-	$(805,460)	$(343,660)

See accompanying notes to the consolidated financial statements.

OLIE Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			December 10,
			2010
			(inception)
	Year Ended		through
	September 30,		September 30,
	2013	2012	2013
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(756,563)	$(46,981)	$(805,460)
Adjustment to reconcile net loss to net cash used in operations:
Stock-based compensation	143,208	-	143,208
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	613,311	2,389	615,700
Net Cash Used in Operating Activities	(44)	(44,592)	(46,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder loans, net	-	5,971	6,435
Sale of common stock	-	680	40,200
Net Cash Provided by Financing Activities	-	6,651	46,635

Net increase (decrease) in cash and cash equivalents	(44)	(37,941)	83
Cash and cash equivalents, beginning of period	127	38,068	-
Cash and cash equivalents, end of period	$83	$127	$83

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash transactions:
Reclassify accounts payable to debt	$164,698		$164,698
Debt converted to stock	$278,392	$-	$-

See accompanying notes to the consolidated financial statements.

OLIE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Olie, Inc. (the “Company”), was incorporated in Delaware on December 10, 2010. The Company intends to continue to transform into a business acquisition corporation. The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and implementation of the business plan.

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

RESTATEMENT

Restatements of $17,138,272 were made. See note 8 for details.

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

NOTE 3. INCOME TAXES

The Company has net operating loss carryforwards totaling approximately $662,000 at September 30, 2013, expiring through 2033. Utilization of these net operating losses may be limited due to potential ownership changes under the Internal Revenue Code.

Significant deferred tax assets at September 30, 2013 and 2012 are approximately as follows:

	September 30,	September 30,
	2013	2012
Gross deferred tax assets:
Net operating loss carryforward	$230,000	$17,000
Less: Valuation allowance	(230,000)	(17,000)
Net deferred tax assets recorded	$-	$-

OLIE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. NOTE PAYABLE

In July 2012, the Company received $5,970. The loan is non-interest bearing and unsecured.

During the year ended September 30, 2013, various non related parties paid certain expenses for the Company totaling $164,698. The loans are non-interest bearing, unsecured and due on demand.

NOTE 5. DUE TO RELATED PARTIES

In February 2011, the Company’s Secretary loaned $465. The loan is non-interest bearing, unsecured, and due on demand.

As of September 30, 2013, the Company owed Robert Gardner, CEO $40,723 for certain expenses paid for on behalf of the Company. The loan bears no interest, is unsecured and due on demand. During the year additional advances, in the amount of $278,392, including $200,000 paid for the acquisition of EnCanSol Capital Corporation (agreement subsequently terminated and costs were written off as an impairment) were received and exchanged for preferred and common shares, as described in Note 7. Accrued interest, in the amount of $4,503 was due as of September 30, 2013.

NOTE 6. COMMON AND PREFERRED STOCK

STOCK TRANSACTIONS

On November 29, 2012, the Company enacted a 40 to 1 forward stock split. The common shares and per share information included in the financial statements have been retroactively restated for the forty to one (40:1) forward split approved on December 19, 2012.

On December 10, 2010 (date of inception) the Company issued 80,000,000 common shares to founders for $200 ($0.0000025/share).

On September 1, 2011, the Company issued 16,000,000 shares to individuals for $40,000 cash at $0.025 per share.

On April 29, 2013, the Company issued 500,000 shares of common stock for services rendered. These shares were valued at $325,000.

On June 18, 2013, the Company changed its common stock par value from $.0001 to $.00001.

On June 25, 2013, the Company issued 2 billion shares to its CEO in exchange for $20,000 of debt owed, which approximated its fair value.

On August 9, 2013, the Company issued 139,000,000 shares to various consultants for services rendered. These shares were valued at the fair market trading value of $143,208 at the date of grant.

OLIE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONVERTIBLE PREFERRED STOCK

There are 4 shares of Series A convertible preferred stock authorized and zero issued and outstanding. These shares have a par value of $.0001 per share.

The holders of Series B, C and D convertible preferred stock are entitled to receive dividends when, and if declared by the Board of Directors, in their sole discretion. Upon liquidation, dissolution or winding up of the corporation, whether voluntarily or involuntarily, before any distribution or payment shall be made to the holders of any stock ranking junior to the Series B preferred stock, the holders of the Series B preferred stock are entitled to be paid out of the assets of the corporation an amount equal to $1.00 per share or in the event of an aggregate subscription by a single subscriber for each such Series preferred stock in excess of $100,000, $0.997 per share (as adjusted for any stock dividends, combinations, splits and recapitalization), plus all declared but unpaid dividends, for each share of Series B, C or D preferred stock held. After the payment of the full applicable preference value of each share of the Series B, C or D preferred stock, the remaining assets of the corporation legally available for distribution, if any, will be distributed ratably to the holders of the corporation’s common stock. There are 10,000,000, 25,000,000 and 10,000,000 shares authorized, respectively, and zero issued and outstanding. These shares have a par value of $.0001 per share.

Preferred Share Conversion Rights:

Preferred shares that have been issued and outstanding are held by controlling members and executive management. Management has waived rights of conversion, to the extent of available authorized shares, until such time that an adequate number of shares are available through amendments increasing the authorized shares or other events.

Series Preferred A: If at least one share of Series A Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series A Preferred Stock at any given time, regardless of their number, shall be convertible into the number of shares of Common Stock which equals four times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of conversion, plus ii) the total number of shares of Series B, C and D Preferred Stock which are issued and outstanding at the time of conversion.

Series Preferred B, C and D: Each share of Series B, C and D Preferred Stock shall be convertible at par value $0.00001 per share into the number of shares of the Corporation's common stock, par value $0.00001 per share (the "Common Stock") equal to the price of the Series B Preferred Stock as stated in the Bylaws, divided by the par value of the Series B Preferred, subject to adjustment as may be determined by the Board of Directors from time to time (the "Conversion Rate").

On June 25, 2013, the Company issued 104,955 Series B Preferred shares to the CEO in exchange for debt. These shares were valued at $262,389, the amount of debt exchanged which is management’s estimate of the fair value of these shares.

NOTE 7. RELATED PARTY TRANSACTIONS

The balance due to the related party at September 30, 2013 and September 30, 2012 was $41,188 and $465, respectively. These amounts are payable on demand and bear no interest.

OLIE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. RESTATEMENT

Subsequent to the filing of the first amended Form 10-K/A on January 28, 2014, management discovered substantial errors in the valuation of common and preferred stock issued for services and for conversion of related party debt to equity. The original valuations of stock issued mostly to the CEO and sole board member were valued at market trading value. Corrected valuations were issued using the stock enterprise valuation since 99.7% of the fully-diluted shares outstanding as of September 30, 2013 were issued during the current year. To date, the Company has had no non-cash assets and no operations beyond development-stage preparations. A summary of the reduction in non-cash expenses is summarized below:

	As Originally		As
	Filed	Restatement	Amended
Balance sheet, as of September 30, 2013
Total Assets	$83		$83
Total Liabilities	$343,743	$48,000	$295,743
Total Stockholders’ Equity
Preferred stock: 45,000,004 authorized; $0.0001 par value 104,955 and 0 shares issued and outstanding	10		10
Common stock: 3,000,000,000 authorized; $0.00001 par value, 2,235,000,000 shares issued and outstanding	22,645	295	22,350
Additional paid in capital	17,625,417	(17,185,977)	439,440
Deficit accumulated during development stage	(17,943,732)	(17,138,272)	(805,460)
Total Stockholders' Deficit	(295,660)	(48,000)	(345,660)
Total Liabilities and Stockholders Deficit	$83		$83

Income statement
Net Loss	$17,894,835	$17,138,272	$756,563

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC 855-10, management has evaluated subsequent events through the date the financial statements were issued. On November 3, 2013, the Company created a series of anti-dilutive convertible preferred shares.

During the quarter ended December 31, 2013, the Company issued 191,000,000 common shares for compensation valued at $1,475,700, 106,190 Series B convertible preferred shares in exchange for debt with a fair value of $265,475, and another 60,000 Series B convertible preferred shares to purchase 60,000 Series B convertible preferred shares of another company, Hi Score Corporation as an investment fair valued at $150,000. The Company also received 100,000 Series B convertible preferred shares of Laredo Resources Corp. for a 6-month consulting contract.

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

In January 2014, Messineo & Co., CPAs, LLC resigned as the Company's independent accountant as they were not CPAB registered. There were no disagreements with M&Co on any matter of accounting principles or practices, financial statement disclosures or audit scope or procedure, which disagreements, if not resolved to the satisfaction of M&Co would have caused them to make reference thereto to filings or their report on the financial statements.

On February 1, 2014, the Company engaged MaloneBailey LLP as its new independent public accountant.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective due to (i) limited personnel leading to improper segregation of duties and (ii) lack of formal review process which led to numerous audit adjustments.

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

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position
Robert Clive Gardner	73	President, Chief Executive Officer, Chief Financial Officer and Director

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

In January 2013, the Company has a management agreement with the CEO, Robert Gardner in the amount of $10,000 per month There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

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

The percentages below are calculated based on 2,264,500,000 shares of our common stock issued and outstanding as of December 2, 2013. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

		Amount and
		Nature
	Name and Address of	of Beneficial	Percentage of
Title of Class	Beneficial Owner(2)	Ownership	Class(1)
Common Stock	Mr. Robert Gardner	2,000,000, 000	88%

All officers as a Group			88%

(1)	Based on 2,264,500,000shares of our common stock issued.
(2)	The address for Mr. Gardner is 300 Jameson House, 838 West Hastings Street, Vancouver, British Columbia V6C 0A6

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Number of
securities
remaining
	Number of		available for
	securities to be		future issuance
	issued upon		under equity
	exercise of		compensation
	outstanding	Weighted-average	plans (excluding
	options,	exercise price of	securities
	warrants and	outstanding options,	reflected in
	rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security
holders	0	0	0
Total	0	0	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

  any Director or officer of our Company;
  any proposed Director of officer of our Company;
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Period ended	Year ended
	September 30,	September 30,
	2012(1)	2013(2)

Audit Fees	$7,000	$15,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Notes :

(1)	For the year ended September 30, 2012, principal accountants of the Company were Berman & Co, P.A.
(2)	For the year ended September 30, 2013, principal accountants of the Company were Messineo & Co., CPAs , LLC and MaloneBailey, LLP

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

OLIE INC.
(Registrant)

Dated: March 24, 2014	By:	/s/ Robert Gardner
Name: Robert Gardner
Title: President, Chief Executive and
Financial Officer
(Principal Executive and Financial
Officer), and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 24, 2014	By:	/s/ Robert Gardner
Name: Robert Gardner
Title: President, Chief Executive and
Treasurer (Principal Executive and
Financial Officer), and Director