Form 10-Q/A
period 2013-12-31
OLIE INC
filed 2014-04-08
CIK 1533311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited).

Olie Inc.
Consolidated Balance Sheets

	December 31, 2013 (Unaudited)	September 30, 2013
ASSETS	(Restated)	(Restated)
Current Assets
Cash and cash equivalents	$83	$83
Total Current Assets	83	83

Long Term Assets
Investments	400,000	-

TOTAL ASSETS	$400,083	$83

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$279,597	$172,610
Deferred Revenue	239,919	-
Due to Related Parties	-	41,188
Note Payable	13,445	129,945
Total Current Liabilities	532,961	343,743

SHAREHOLDERS EQUITY
Convertible preferred stock: 45,000,004 authorized; $0.0001 par value 361,145 and 295,035 Series B shares issued and outstanding	27	10
Common stock: 3,000,000,000 authorized; $0.00001 par value 2,426,500,000 shares issued and outstanding	24,560	22,350
Additional paid in capital	2,328,978	439,440
Accumulated deficit during development stage	(2,486,443)	(805,460)
Total Stockholders' Deficit	(132,878)	(343,660)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$400,083	$83

See notes to financial statements

Olie Inc.
Consolidated Statements of Operations (Unaudited)

	For Quarter Ended December 31
	2013 (Unaudited)	2012
Revenues	$10,081	$-
Operating Expenses
General and Administration	1,739,961	30
Net loss	$(1,729,880)	$(30)
Loss per Common Shares - Basic and Diluted*	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding	2,345,500,000	96,000,000

See notes to financial statements

Olie Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Quarter Ended December 31
	2013 (Unaudited)	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,729,880)	$(30)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	1,491,959	-
Receipt of revenue in form of customer equity securities	(10,081)

Changes in operating assets and liabilities:
Decrease in Accounts Payable	248,002	30
NET CASH USED IN OPERATING ACTIVITIES	-	-

INCREASE (DECREASE) IN CASH	0	0

CASH - BEGINNING OF PERIOD	83	126

CASH - END OF PERIOD	$83	$126

NON-CASH TRANSACTIONS
Purchase of investment in Hi Score with preferred shares	$150,000	$-
Issuance of preferred shares for debt	$265,464	$-

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

In December of 2013, the name of the company, Olie Inc., was changed to Syndicate Business Development Corp. This name has been filed with and approved by State of Delaware but not yet by FINRA or the British Columbia Securities Commission. Pending their approval, our new name is not yet used on this filing.

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

NOTE 4. COMMON STOCK

During the current quarter, the Company issued 191,000,000 common shares to various consultants for services rendered. These shares were valued at the fair market trading value of $1,491,959 at the date of grant.

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

NOTE 7. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

The financial statements for the quarter ended December 31, 2013 are being restated to correct valuation of equity transactions. A summary of the restatement is as follows

	As Originally
	Reported	Restatement	Restated
Liabilities
Accounts Payable and Accrued Expenses	264,825	14,772	279,597
Statement of Stockholders Equity
Preferred stock	27		27
Common stock	24,265	295	24,560
Additional paid in capital	2,187,137	141,841	2,328,978
Accumulated deficit	(2,329,535)	(156,908)	(2,486,443)
Totals	(118,106)	-	(132,878)
Statement of Operations
Operating expenses	1,723,702	16,259	1,739,961
Net loss	1,713,621	16,259	1,729,880

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

Operating Expenses

Total Operating Expenses. Total operating expenses for the three months ended December, 2013 and 2012 were $1,739,961, and $30. Total operating expenses consisted of stock compensation, professional fees and selling, general and administrative expenses. The change was primarily due to an increase in issuance of shares for consulting fees and attorney fees incurred to assist in implementing our business plan.

Financial Condition

Total Assets. Total assets at December 31, 2013 and September 30, 2013 were $400,083 and $83 respectively.

Total Liabilities. Total liabilities at December 31, 2013 and September 30, 2013 were $532,961 and $343,743, respectively. Total liabilities consist of notes payable and accounts payable. The change was due to an increase in funds advanced the company by the Robert Gardner, CEO, and a non-related party to pay for professional fees associated with implementing our business plan.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $1,729,880 for the three ended December 31, 2013. Due to the absence of positive cash flows from operations, the Company will require additional funding to continue to provide its services. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are not presently able to meet our obligations as they come due. At December 31, 2013 we had minimal assets and a working capital deficit of $132,878. Our working capital deficit is due to the results of operations.

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

OLIE INC.

Date: April 4, 2014	By:	/s/ Robert Gardner
Robert Gardner,
Principal Executive Office, Principal Accounting
Officer
Chief Financial Officer, Secretary,
Chairman of the Board of Directors