Form 10-Q
period 2014-03-31
OLIE INC
filed 2014-05-07
CIK 1533311

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

[ ]. TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X] .

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of March 31,2014 was 2,426,500,000.

Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

     Olie Inc.
Consolidated Balance Sheets (Unaudited)

	March 31, 2014	September 30, 2013

ASSETS
Current Assets
Cash and cash equivalents	$768	$83
Total Current Assets	768	83

Long Term Assets
Investments	400,000	-

TOTAL ASSETS	$400,768	$83

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$370,348	$172,610
Accounts payable – Related Party	60,000	41,188
Deferred Revenue	177,419	-
Note Payable	38,230	129,945
Total Current Liabilities	645,997	343,743

SHAREHOLDERS’ EQUITY
Convertible preferred stock: 45,000,004 authorized; $0.00001 par value 271,145 and 104,955 Series B shares issued and outstanding	3	1
Common stock: 3,000,000,000 authorized; $0.00001 par value 2,426,500,000 2,and 2,235,000,000 shares issued and outstanding	24,265	22,350
Additional paid in capital	2,329,296	439,449
Accumulated deficit during development stage	(2,598,793)	(805,460)

Total Stockholders' Deficit	(245,229)	(343,660)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$400,768	$83

See notes to unaudited financial statements

OLIE Inc.
Consolidated Statements of Expenses (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013

Revenue	$62,500	-	72,581	-

Operating Expenses
General and Administrative	124,635	91,101	1,864,614	91,131

Operating loss	(62,135)	(91,101)	(1,792,033)	(91,131)

Other Income (Loss)
Loss on Investment	(1,300)	-	(1,300)	-
Interest expense

Net loss	$(63,435)	$(91,101)	$(1,793,333)	$(91,131)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	2,426,500,000	96,000,000	2,343,016,484	96,000,000

See notes to financial statements

Olie Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Month Ended March 31
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,793,333)	$(91,131)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	1,475,700
Receipt of revenue in form of customer equity securities	(72,581)

Loss on investment	1,300
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	298,530	23,235
Increase in Accounts Payable – Related Party	60,000
NET CASH USED IN OPERATING ACTIVITIES	(30,384)	(67,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of investment	(1,300)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,300)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan	32,369	67,896
NET CASH USED IN FINANCING ACTIVITIES	32,369	67,896

INCREASE (DECREASE) IN CASH	685	-

CASH - BEGINNING OF PERIOD	83	127

CASH - END OF PERIOD	$768	$127

CASH PAID FOR:
Income tax	-	-
Interest	-	-
NON-CASH TRANSACTIONS
Purchase of investment in Hi Score with preferred shares	$150,000	-
Issuance of preferred shares for debt	$265,474	-

See notes to unaudited financial statements

OLIE INC.
Notes to Unaudited Consolidated Financial Statements
For the period ending March 31, 2014

NOTE 1. NATURE OF OPERATIONS

ORGANIZATION

Olie Inc. (the “Company”), was incorporated in Delaware on December 10, 2010.The Company intends to focus on the development of opportunities to invest in client issuers by providing either nominal stage equity, and/or “fix-it” capital for existing private or thinly traded public companies along with strategic guidance and corporate restructuring, debt consolidation, and equity enhancement advice.

In December of 2013, the name of the company, Olie Inc., was changed to Syndicate Business Development Corp. This name has been filed with and approved by State of Delaware but not yet by FINRA or the British Columbia Securities Commission. Pending their approval, our new name is not yet used on this filing.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2013 and notes thereto and other pertinent information contained in our Form 10-K/A the Company has filed with the Securities and Exchange Commission (the “SEC”).

REVENUE RECOGNITION

Olie Inc. recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

NOTE 3. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2014, the Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

NOTE 4. COMMON STOCK

During the quarter ended December 31, 2013 the Company issued 191,000,000 common shares to various consultants for services rendered. These shares were valued at the fair market trading value of $1,475,700 at the date of grant. Also during the same quarter, the Company cancelled a contract to issue 29,000,000 shares for non-performance.

NOTE 5. PREFERRED STOCK

On November 30, 2013, Olie Inc purchased 60,000 Series B convertible preferred shares of Hi Score Corp by issuing 60,000 of Olie's Series B convertible preferred shares, all valued at $2.50/share. Similar to Olie’s Series B convertible preferred shares, each Hi Score share is convertible into 250,000 common shares.

During the quarter ended December 31, 2013, the Company issued 106,190 Series B preferred shares in exchange for accounts payable and debt totalling $265,474.

On March 11, 2014 the Company amended its article of incorporation to change Series B and Series C Preferred share par values to $0.00001. All financial statement figures have been adjusted to account for the change.

NOTE 6. NOTES PAYABLE

As of March 31, 2014, the Company owes $38,230; the loans are non-interest bearing and due on demand.

NOTE 7. RELATED PARTY TRANSACTIONS

As of March 31, 2014, the Company has an outstanding account payable to a related party amounting to $60,000.

NOTE 8. SHORT TERM INVESTMENTS

On January 8, 2014, Olie Inc. purchased a $1,300 portion of Alaska Pacific Energy Corporation's (ASKE) Convertible Promissory Note. This note was converted into 43,333,333 shares of ASKE. However, this investment was written off and a loss of $1,300 recognized due to issues with clearing and liquidating the shares.

NOTE 9. LONG TERM INVESTMENTS

On November 30, 2013, Olie Inc purchased 60,000 Series B convertible preferred shares of Hi Score Corp by issuing 60,000 of Olie's Series B convertible preferred shares, all valued at $2.50/share. These shares are convertible at the rate of 250,000 common per 1 preferred share. Olie Inc. can convert these shares one year from the date of purchase.

In December of 2013 Olie Inc. signed a one year consulting agreement with Laredo Corp. in exchange for $250,000. It was agreed upon that Olie Inc would accept 100,000 preferred shares of Laredo's valued at $2.50 as payment. These shares are convertible at the rate of 100,000 common shares per 1 preferred share. Olie Inc. can convert these shares six months from the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Olie Inc. for the period ended March 31, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to March 31, 2014, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

.

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

The main strategy for value creation of portfolio companies is SEC registration for transparency with financial reporting and liquidity through subsequent SEC registration for public stock trading. A price to earnings multiple “arbitrage” ratio between public stock and private stock may increase our portfolio company holding value. This concept is based on the investment market value accretion forgoing from private to public status. Factors such as financial and operating transparency, quality of liquidity, management and asset, and earnings acquisition are improved when a company is publically traded versus privately owned and operated.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10- K

Results of Operations for the three months ended March 31, 2014 and March 31, 2013.

Revenues

In December of 2013 Olie Inc signed a one year consulting agreement with Laredo Corp. in exchange for $250,000. It was agreed upon that Olie Inc would accept 100,000 preferred shares of Laredo's valued at $2.50 as payment.

Olie has recognized $62,500 portion of this consulting contract in the quarter ended March 31, 2014. Additionally, Olie has recognized $72,581 of this consulting contract to date.

Operating Expenses

Total Operating Expenses. Total operating expenses for the three months and six months ended March 31, 2014 and 2013 were $62,135, $91,101 and $1,792,033, $91,131 respectively. Total operating expenses consisted of stock compensation, professional fees and selling, general and administrative expenses. The largest single expense for the six month ended March 31, 2014 was issuance of shares for consulting and attorney fees incurred to assist in implementing our business plan in the amount of $1,475,700.

Financial Condition

Total Assets. Total assets at March 31, 2014 and September 30, 2013 were $400,768 and $83 respectively.

Total Liabilities. Total liabilities at March 31, 2014 and September 30, 2014 were $645,997 and $343,743, respectively. Total liabilities consist of primarily notes payable and accounts payable. The change was due to an increase in funds advanced to the company by non-related party to pay for various fees and expenses associated with implementing our business plan.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $1,793,333 for the six month ended March 31, 2014. Due to the absence of positive cash flows from operations, the Company will require additional funding to continue to provide its services. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are not presently able to meet our obligations as they come due. At March 31, 2014 we had minimal assets and a working capital deficit of $645,229. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the six months ended March 31, 2014 and 2013 was $30,384 and $67,896, respectively. Net cash used in operating activities includes our net loss, stock compensation, accounts payable, and note payable.

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

Capital Resources.

We had no material commitments for capital expenditures as of March 31, 2014 and December 31, 2013.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

OLIE INC.

Date: May 6, 2014	By:	/s/ Robert Gardner
Robert Gardner,
Principal Executive Office, Principal Accounting
Officer
Chief Financial Officer, Secretary,
Chairman of the Board of Directors