Form 10-Q
period 2014-06-30
OLIE INC
filed 2014-08-08
CIK 1533311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of the issuer’s common stock, par value $.00001 per share, outstanding as of June 30, 2014 was 2,426,500,000.

Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

Olie Inc.
Consolidated Balance Sheets (Unaudited)

	June 30, 2014	September 30, 2013

ASSETS
Current Assets
Cash and cash equivalents	$768	$83
Total Current Assets	768	83

Long Term Assets
Investments	400,000	-

TOTAL ASSETS	$400,768	$83

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$365,696	$172,610
Accounts payable – Related Party	90,000	41,188
Deferred Revenue	114,919	-
Note Payable	56,533	129,945
Total Current Liabilities	627,148	343,743

SHAREHOLDERS’ EQUITY
Convertible preferred stock: 45,000,004 authorized; $0.00001 par value 271,145 and 104,955 Series B shares issued and outstanding	3	1
Common stock: 3,000,000,000 authorized; $0.00001 par value 2,426,500,000 2,and 2,235,000,000 shares issued and outstanding	24,265	22,350
Additional paid in capital	2,329,296	439,449
Accumulated deficit during development stage	(2,579,944)	(805,460)

Total Stockholders' Deficit	(226,380)	(343,660)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$400,768	$83

See notes to unaudited consolidated financial statements

OLIE Inc.
Consolidated Statements of Expenses (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenue	$62,500	-	135,081	-

Operating Expenses
General and Administrative	43,651	110,221	1,908,265	201,352

Operating Income(Loss)	18,849	(110,221)	(1,773,184)	(201,352)

Other Income (Expense)
Investment Explorations	-	(200,000)	-	(200,000)
Loss on Investment	-	-	(1,300)	-

Net lncome (Loss)	$18,849	$(310,221)	$(1,774,484)	$(401,352)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	2,426,500,000	96,346,154	2,370,844,322	96,115,38572

See notes to unaudited consolidated financial statements

Olie Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Month Ended June 30
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,774,484)	$(401,352)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	1,475,700	50
Receipt of revenue in form of customer equity securities	(135,081)

Loss on investment	1,300
Changes in operating assets and liabilities:
Increase (Decrease) in Accounts Payable	293,878	46,108
Increase in Accounts Payable – Related Party	90,000
NET CASH USED IN OPERATING ACTIVITIES	(48,687)	(355,194)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of investment	(1,300)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,300)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan	50,672	-
Proceeds from issuance of common stock	-	355,194
NET CASH USED IN FINANCING ACTIVITIES	50,672	355,194

INCREASE (DECREASE) IN CASH	685	-

CASH - BEGINNING OF PERIOD	83	127

CASH - END OF PERIOD	$768	$127

CASH PAID FOR:
Income tax	-	-
Interest	-	-
NON-CASH TRANSACTIONS
Purchase of investment in Hi Score with preferred shares	$150,000	-
Issuance of preferred shares for debt	$265,474	-

See notes to unaudited consolidated financial statements

OLIE INC.
Notes to Unaudited Consolidated Financial Statements
For the period ending June 30, 2014

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

INVESTMENTS

Long-term Investments consist of convertible preferred stocks in 2 related party companies, one purchased and one received for services rendered. Both are carried at the fair value determined at time of receipt. The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value.

NOTE 3. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2014, the Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 6. NOTES PAYABLE

As of June 30, 2014, the Company owes $56,533; the loans are non-interest bearing and due on demand.

NOTE 7. RELATED PARTY TRANSACTIONS

As of June 30, 2014, the Company has an outstanding account payable to a related party amounting to $90,000.

For the 9 month period ended June 30, 2014, the Company has leased the office from the CEO for free.

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

In December of 2013, Olie Inc. signed a one year consulting agreement with Laredo Corp. in exchange for $250,000. It was agreed upon that Olie Inc would accept 100,000 preferred shares of Laredo's valued at $2.50 as payment. These shares are convertible at the rate of 100,000 common shares per 1 preferred share. Olie Inc. can convert these shares six months from the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of Olie Inc. for the period ended June 30, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Financial information provided in this Form 10-Q, for periods subsequent to June 30, 2014, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10- K

Results of Operations for the three months ended June 30, 2014 and June 30, 2013. Revenues

In December of 2013 Olie Inc signed a one year consulting agreement with Laredo Corp. in exchange for $250,000. It was agreed upon that Olie Inc would accept 100,000 preferred shares of Laredo's valued at $2.50 as payment.

Olie has recognized $62,500 portion of this consulting contract in the quarter ended June 30, 2014. Additionally, Olie has recognized $135,081 of this consulting contract to date.

Operating Expenses

Total Operating Expenses. Total operating expenses for the three months and nine Months ended June 30, 2014 and 2013 were $43,651, $110,221and $1,908,265, $201,352 respectively. Total operating expenses consisted of stock compensation, professional fees and selling, general and administrative expenses. The largest single expense for the nine Month ended June 30, 2014 was issuance of shares for consulting and attorney fees incurred to assist in implementing our business plan in the amount of $1,475,700.

Financial Condition

Total Assets. Total assets at June 30, 2014 and September 30, 2013 were $400,768 and $83 respectively.

Total Liabilities. Total liabilities at June 30, 2014 and September 30, 2014 were $627,148 and $343,743, respectively. Total liabilities consist of primarily notes payable and accounts payable. The change was due to an increase in funds advanced to the company by non-related party to pay for various fees and expenses associated with implementing our business plan.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $1,774,484 for the nine month ended June 30, 2014. Due to the absence of positive cash flows from operations, the Company will require additional funding to continue to provide its services. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are not presently able to meet our obligations as they come due. At June 30, 2014 we had minimal assets and a working capital deficit of $626,380. Our working capital deficit is due to the results of operations.

Net cash used in operating activities for the nine Months ended June 30, 2014 and 2013 was $48,687 and $34,704 respectively. Net cash used in operating activities includes our net loss, stock compensation, accounts payable, and note payable.

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

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2014 and December 31, 2013.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

OLIE INC.

Date: August 8, 2014	By:	/s/ Robert Gardner
Robert Gardner,
Principal Executive Office, Principal Accounting Officer
Chief Financial Officer, Secretary,
Chairman of the Board of Directors